Form 10-Q
period 2021-06-30
Angel Pond Holdings Corp
filed 2021-08-06
CIK 1842430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number:
001-40382

ANGEL POND HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

950 Third Avenue, 25 th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
878-3702
Not applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary share, par value $0.0001 per share and one-third of one redeemable warrant	POND.U	New York Stock Exchange
Class A ordinary share, par value $0.0001 per share	POND	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A ordinary share at an exercise price of $11.50 per share	POND WS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 6, 2021, there were 26,551,482 shares of the Company’s Class A ordinary shares, par value $0.0001 (the “Class A Shares”) and 6,637,870 shares of the Company’s Class B ordinary shares, par value $0.0001 issued and outstanding (the “Class B Shares”).

ANGEL POND HOLDINGS CORPORATION

		Page
PART I - FINANCIAL INFORMATION:
Item 1.	Financial Statements:	1
	Condensed Balance Sheet as of June 30, 2021 (Unaudited)	1
	Condensed Statement of Operations for the three months ended June 30, 2021 and for period from January 18, 2021 (date of inception) through June 30, 2021 (Unaudited)	2
	Condensed Statement of Changes in Shareholders’ Equity for the period from January 18, 2021 (date of inception) through June 30, 2021 (Unaudited)	3
	Condensed Statement of Cash Flows for the period from January 18, 2021 (date of inception) through June 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION:
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
ANGEL POND HOLDINGS CORPORATION
CONDENSED BALANCE SHEET
(Unaudited)
June 30, 2021

ASSETS
Current assets
Cash	$709,794
Prepaid expenses	679,646

Total current assets	1,389,440
Cash and marketable securities held in Trust Account	250,000,864

Total assets	$251,390,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Warrant liability	$15,403,333
Deferred underwriting fee payable	8,750,000

Total liabilities	24,153,333

Common Shares subject to possible redemption, 22,223,696 shares at June 30, 2021 redemption value	222,236,960

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 2,776,304 issued and outstanding (excluding 22,223,696 shares subject to possible redemption)	278
Class B common shares, $0.0001 par value; 50,000,000 share authorized; 7,187,500 shares issued and outstanding (1)(2)	719
Additional paid in capital	5,655,272
Accumulated deficit	(656,258)

Total stockholders’ equity	5,000,011

Total Liabilities and shareholders’ equity	$251,390,304

(1)
Includes an aggregate of up to 937,500 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 7). On July 2, 2021, 549,630 Class B ordinary shares were forfeited for no consideration as a result of a partial exercise of the over-allotment option (see Note 2).

(2)	The shares and the associated amounts have been retroactively restated to reflect the surrender of 1,437,500 Class B shares on May 18, 2021 (see Note 2).
See accompanying notes to the unaudited condensed financial statements.

ANGEL POND HOLDINGS CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2021	For the Period from January 18, 2021 (Date of Inception) through June 30, 2021
Formation costs and other operating expenses	$788,275	$797,122

Loss from operations	(788,275)	(797,122)
Other Income:
Interest income	864	864
Change in fair value of warrant liability	140,000	140,000

Net loss	$(647,411)	$(656,258)

Weighted average shares outstanding, basic and diluted (1)(2)	7,503,006	6,830,936
Basic and diluted net loss per common share	$(0.09)	$(0.10)

(1)
Excludes an aggregate of up to 937,500 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 7). On July 2, 2021, 549,630 Class B ordinary shares were forfeited for no consideration as a result of a partial exercise of the over-allotment option (see Note 2).

(2)	The shares and the associated amounts have been retroactively restated to reflect the surrender of 1,437,500 Class B shares on May 18, 2021 (see Note 2).
See accompanying notes to the unaudited condensed financial statements.

ANGEL POND HOLDINGS CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 18, 2021 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common shares to sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Sale of 25,000,000 Units, net of underwriters discount and offering costs	25,000,000	2,500	—	—	235,712,985	—	235,715,485
Common stock subject to redemption	(22,223,696)	(2,222)	—	—	(222,234,738)	—	(222,236,960)
Initial classification of warrant liability	—	—	—	—	(8,333,333)	—	(8,333,333)
Transaction costs allocable to warrant liability	—	—	—	—	486,077	—	486,077
Net loss	—	—	—	—	—	(656,258)	(656,258)

Balance - June 30, 2021	2,776,304	$278	7,187,500	$719	$5,655,272	$(656,258)	$5,000,011

(1)
Includes an aggregate of up to 937,500 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 7). On July 2, 2021, 549,630 Class B ordinary shares were forfeited for no consideration as a result of a partial exercise of the over-allotment option (see Note 2).

See accompanying notes to the unaudited condensed financial statements.

ANGEL POND HOLDINGS CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

For the Period from
January 18, 2021 (Date
of Inception) through
June 30, 2021
Cash flow from operating activities:
Net loss	$(656,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in Trust Account	(864)
Change in fair value of warrant liability	(140,000)
Transaction costs allocable to warrant liability	696,077
Changes in operating assets and liabilities:
Prepaid expenses	(679,646)

Net cash used in operating activities	(780,691)

Cash flows from investing activities:
Investment of cash in Trust Account	(250,000,000)

Net cash used in investing activities	(250,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000
Proceeds from sale of Class B common shares	25,000
Proceeds from promissory note - related party	300,000
Proceeds from sale of Private Placement Warrants	7,000,000
Repayment of promissory note - related party	(300,000)
Payments of deferred offering costs	(534,515)

Net cash provided by financing activities	251,490,485

Net change in cash	709,794
Cash at the beginning of the period	—

Cash at the end of the period	$709,794

Non-Cash investing and financing activities:
Initial Classification of Class A shares subject to redemption	$222,188,180
Change in value of Class shares subject to redemption	48,780
Deferred underwriting fee payable	8,750,000
Initial measurement of warrants issued in connection with the Initial
Public Offering accounted for as liabilities	8,333,333
See accompanying notes to the unaudited condensed financial statements.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Angel Pond Holdings Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 18, 2021. The Company was incorporated for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (a “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), and identifying a target company for a business combination. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on May 12, 2021. On May 20, 2021 the Company consummated the Initial Public Offering of 25,000,000 units (“Units” and, with respect to Class A common shares included in the Units offered, the “Public Shares”), generating gross proceeds of $250,000,000, which is described in Note 3.
Simultaneously

with the closing of the Initial Public Offering, the Company consummated the sale of
7,000,000
private placement warrants (the “Private Placement Warrants”) at a price of $
1
per warrant in a private placement to Angel Pond Partners LLC (the “Sponsor”), generating gross proceeds of $
7,000,000
, which is described in Note 4.
Following the closing of the Initial Public Offering on May 20, 2021, an amount of $
250,000,000
($
10.00
per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of
185
days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.
Transaction costs amounted to $14,284,515 consisting of $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees (see Note 6) and $534,515 of other costs. In addition, $753,772 of cash was held outside of the Trust Account and is available for working capital purposes.
In connection with the IPO, the underwriters were granted an option to purchase up to an additional 3,750,000 Units to cover over-allotments, if any. On June 30, 2021, the underwriters partially exercised their over-allotment option, and on July 2, 2021, the underwriters purchased 1,551,482 Units (the “Over-Allotment Units”) at an offering price of $10.00 per unit, generating gross proceeds to the Company of $15,514,820. On July 2, 2021, simultaneously with the sale of the Over-Allotment Units, the Company completed a private placement with the Sponsor for an additional 310,297 warrants at a price of $1.00 per warrant (the “Additional Private Placement Warrants”), generating gross proceeds of $310,297. Approximately $15,514,820 of the net proceeds from the Over-Allotment Units and Additional Private Placement Warrants have been deposited the Trust Account.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NYSE rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least

80
% of the balance in the Trust Account (as defined below) (excluding the amount of any deferred underwriting commissions held in the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires
50
% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $
10.00
per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Units, will be held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

The Company will provide its holders of the outstanding Public Shares (the “public share”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.
If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.
The public shareholders
 will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $
10.00
per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).
The per-share amount
to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A ordinary shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.
The Company’s Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 5), the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Certificate of Incorporation with respect to the Company’s pre-Business
Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to shareholders’ rights of pre-Business
Combination activity and (d) that the Founder Shares and Private Placement Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

The Company will have until May 20, 2023 to consummate a Business Combination. If the
Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the 24-month time
period.
The Sponsor
 has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $
10.00
per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $
10.00
per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its stockholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Prior to the completion of the initial public offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through July 1, 2022 and therefore substantial doubt has been alleviated.
Management is currently evaluating the impact of
the COVID-19 pandemic
and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Emerging Growth Company (continued)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $709,794 in cash and no cash equivalents as of June 30, 2021.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to
be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shares Subject to Possible Redemption
The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $13,798,438 were charged to stockholders’ equity upon the completion of the Initial Public Offering.
Cash Held in Trust Account
At June 30, 2021, the assets held in the Trust Account were invested in a money market fund.
Net Loss Per Common Share
Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class
method, have been excluded from the calculation of loss per ordinary share for the three months ended June 30, 2021 and for the period from January 18, 2021 (inception) through June 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of common shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended June 30, 2021 and for the period from January 18, 2021 (inception) through June 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Net Loss Per Common Share (continued)

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

		For the Period from
	For the Three	January 18, 2021
	Months Ended	(Date of Inception)
	June 30, 2021	through June 30,
		2021
Net loss	$(647,411)	$(656,258)
Less: Income attributable to common shares	768	768

Net income available to common shares	$(646,643)	$(655,490)

Weighted average shares outstanding, basic and diluted	7,503,006	6,830,936

Basic and diluted net loss per share	$(0.09)	$(0.10)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Forfeiture of Shares
On May 18, 2021, the Sponsor surrendered

1,437,500
Class B shares. The par value of the common and preferred shares were not adjusted as a result of the surrender. All references to common stock, warrants to purchase common stock, share date, per share data and related information contained in the balance sheet have been retroactively adjusted to reflect this share surrender for all periods presented. On July 2, 2021, the underwriters partially exercised the over-allotment option to purchase an additional
1,551,482
Units. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option on July 2, 2021,
549,630
Class B ordinary shares were forfeited for no consideration.
Recently Issued Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Subsequent Events
Management of the Company evaluates events that have occurred after the balance sheet date of June 30, 2021 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent
events that would have required adjustment or disclosure in the financial statements, except as follows:
In connection with the IPO, the underwriters were granted an option to purchase up to an additional 3,750,000 Units to cover over-allotments, if any. On June 30, 2021, the underwriters exercised their over-allotment option, and on July 2, 2021, the underwriters purchased 1,551,482 Units (the “Over-Allotment Units”) at an offering price of $10.00 per unit, generating gross proceeds to the Company of $15,514,820.
On July 2, 2021, simultaneously with the sale of the Over-Allotment Units, the Company completed a private placement with the Sponsor for an additional 310,297 warrants at a price of $1.00 per warrant (the “Additional Private Placement Warrants”), generating gross proceeds of $310,297.
As a result of the underwriters’ not
exercising the over-allotment in full, 549,630 Class B ordinary shares were forfeited.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial
Public Offering, the Company sold 25,000,000 Units at a purchase price of $10.00 per Unit. Each Unit will consist of one share of the Company’s Class A ordinary shares, $0.0001 par value, and one third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at an exercise price of $11.50 per whole share (see Note 8).
NOTE 4. PRIVATE PLACEMENT
Simultaneously
with the Initial Public Offering, the Sponsor purchased an aggregated an aggregate of 7,000,000 Private Placement Warrants at a price of $1.00 per warrant for an aggregate purchase price of $7,000,000.
Each Private
 Placement Warrant is identical to the units offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the trust account with respect to private placement shares or private placement warrants, which will expire worthless if we do not consummate a Business Combination within the Combination Period.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On January 18, 2021,
the Company issued an aggregate of 8,625,000 of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. On May 18, 2021, the Sponsor surrendered 1,437,500 Class B shares, resulting in an aggregate of 7,187,500 Founder Shares issued and outstanding. The Founder Shares include an aggregate of up to 937,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis,
20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On July 2, 2021, the underwriters partially exercised their over-allotment option, and 549,630 Class B ordinary shares were subsequently forfeited for no consideration.
The Sponsor
 has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital share exchange or similar transaction that results in the Company’s shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.
Promissory Note — Related Party
On January
 20, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing
and is payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. On May 20, 2021, the $300,000 outstanding under the Note was repaid in full.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.
Administrative Support Agreement
Commencing on May 20, 2021, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company had incurred and paid $20,000 as of June 30, 2021.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriter’s Agreement
The Company

granted the underwriters
a 45-day option
to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On July 2, 2021, the underwriters exercised their over-allotment option in part and purchased the Over-Allotment Units, generating gross proceeds of $15,514,820 (see Note 2).
The underwriters
were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $5,000,000. In addition, the underwriters are entitled to a deferred fee of three and half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $8,750,000. The deferred fee was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement.
In connection
with the sale of the Over-Allotment Units, the underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds, or $310,296. In addition, the underwriters are entitled to a deferred fee of three and a half percent (3.5%) of the gross proceeds, or $543,020. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely upon the closing of a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7. WARRANT LIABILITY
Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any Class A common shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, it will use its best efforts to file with the SEC, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the issuance of the shares of Class A common shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common shares until the warrants expire or are redeemed. If a registration statement covering the shares of Class A common shares issuable upon exercise of the warrants is not effective by the 60 th
 business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 7. WARRANT LIABILITY (continued)

registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.
Once the Public Warrants become exercisable, the Company may redeem the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the reported last sale price of the Class A common shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common shares and equity-linked securities) for any 20 trading days within a
30-trading day
period commencing no earlier than the date the warrants become exercisable and ending on the third business day before the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, it may exercise our redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws; provided, that the Company will use its best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by the Company in this offering.
The exercise price and number of shares of Class A common shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants, except in the event of certain tender offers, as defined in the warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless
.
In addition, if (x) the Company issues additional shares of Class A common shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price and the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the greater of the Market Value and the Newly Issued Price.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 7. WARRANT LIABILITY (continued)

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the private placement warrants will and the Shares of Class A common shares issuable upon the exercise of the private placement warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so
long as they are held by the initial purchasers or their permitted transferees (other than in the case the Public Warrants are redeemed for $0.10 as described above). If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
At June 30, 2021,

there were
8,333,333
whole Public Warrants and
7,000,000
Private Placement Warrants outstanding, respectively, with a fair value of $
15,403,333
.
The Company

accounts for the 8,333,333 Public Warrants issued in connection with the Initial Public Offering and the 7,000,000 Private Placement Warrants in accordance with the guidance contained in
ASC 815-40. Such
guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A common stock in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercises the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the common stock consists exclusively of cash, the amount of such cash per common stock, and (ii) in all other cases, the volume weighted average price of the common stock as reported during the ten-trading day
period ending on the trading day prior to the effective date of the Business Combination.
The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a
“fixed-for-fixed”
option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement
at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8. SHAREHOLDER’S EQUITY
Preferred Shares
 — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. At June 30, 2021, there were no preferred shares issued or outstanding.
Class
 A Common Shares
 — The Company is authorized to issue up to 500,000,000 shares of Class A, $0.0001 par value common shares. Holders of the Company’s common shares are entitled to one vote for each share. At June 30, 2021, there were 2,776,304 shares of Class A common shares issued or outstanding, (excluding 22,223,696 Class A shares subject to possible redemption).
Class
 B Common Shares
 —

The Company is authorized to issue up to
50,000,000
shares of Class B, $
0.0001
par value common shares. Holders of the Company’s common shares are entitled to one vote
for each share. At June
30
,
2021
, there were
7,187,500
Class B common shares issued and outstanding. On July
2
,
2021
,
549,630
Class B ordinary shares were forfeited for
no
consideration as a result of a partial exercise of the over-allotment option.
Holders of Class A common shares and Class B common shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B common shares have the right to vote for the election of directors prior to the Company’s initial Business Combination.
The shares of Class B common shares will automatically convert into shares of Class A common shares at the time of the Business Combination on a one-for-one basis,
subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common shares, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common shares shall convert into shares of Class A common shares will be adjusted (unless the holders of a majority of the outstanding shares of Class B common shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common shares issuable upon conversion of all shares of Class B common shares will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all shares of common shares outstanding upon the completion of the Initial Public Offering plus all shares of Class A common shares and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent units and its underlying securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their shares of Class B common shares into an equal number of shares of Class A common shares, subject to adjustment as provided above, at any time.
The Company may issue additional common shares or preferred shares to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and
reported at fair value at each reporting period,
and non-financial assets
and liabilities that
are re-measured and
reported at fair value at least annually.
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

	Level	June 30, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$250,000,000
Liabilities:
Public Warrants	1	$8,333,333
Private Placement Warrants	2	$7,000,000
The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 9. FAIR VALUE MEASUREMENTS (continued)

Initial Measurement
The Company established

the initial fair value for the Warrants on May
20
,
2021
, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one
share of common stock
and
one-third of
one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of common shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to common shares subject to possible redemption, and common shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level
3
at the initial measurement date due to the use of unobservable inputs.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	May 20, 2021
Risk-free interest rate	1.17%
Expected term (years)	6.5
Expected Volatility	14.3%
Exercise Price	$11.50
Stock price	$9.67
On May 20, 2021,

the Private Placement Warrants and Public Warrants were determined to be $1.03 and $1.00 per warrant for aggregate values of $7,210,000 and $8,333,333, respectively.
Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker POND. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.
As of June 30, 2021, the aggregate values of the Private Placement Warrants and Public

Warrants were approximately $15.4 million, based on the closing price of POND on that date of $9.67.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 9. FAIR VALUE MEASUREMENTS (continued)
Subsequent Measurement (continued)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 18, 2021	$—	$—	$—
Initial Measurement on May 20, 2021	7,210,000	8,333,333	15,543,333
Change in valuation inputs or other assumptions (1)(2)	(140,000)	—	(140,000)

Fair value as of June 30, 2021	$7,070,000	$8,333,333	$15,403,333

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
(2)
Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) to measure the fair values of the Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $15,543,333 during the period from May 20, 2021 through June 30, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “us,” “our” or “we” refer Angel Pond Holdings Corporation The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated financial statements and related notes included herein.
Cautionary Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Form
10-Q
including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form
10-Q,
words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.
Overview
The Company is a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.
The issuance of additional common shares in a business combination:

•
may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the shares of Class B common shares resulted in the issuance of shares of Class A common shares on a greater than one-to-one
basis upon conversion of the shares of Class B common shares;

•	may subordinate the rights of holders of shares of common shares if preference shares are issued with rights senior to those afforded our shares of common shares;

•
could cause a change of control if a substantial number of our shares of common shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our shares of Class A common shares and/or warrants.
Similarly, if the Company issues debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	the Company’s immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	the Company’s inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	the Company’s inability to pay dividends on our shares of common shares;

•
using a substantial portion of the Company’s cash flow to pay principal and interest on the Company’s debt, which will reduce the funds available for dividends on the Company’s shares of common shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on the Company’s flexibility in planning for and reacting to changes in the Company’s business and in the industry in which the Company operates;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on the Company’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of the Company’s strategy and other purposes and other disadvantages compared to the Company’s competitors who have less debt.

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating
income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.
For the three months ended June 30, 2021, we had a net loss of $647,411, which consists of formation costs and operating costs of $788,275, interest income of $864 on monies held in our Trust Account (as defined below), and income related to the change in fair value of the warrant liability of $140,000. For the period from January 18, 2021 (date of inception) through June 30, 2021, we had a net loss of $656,258, which consists of formation costs and operating costs of $797,122, interest income of $864 on monies held in our Trust Account (as defined below), and income related to the change in fair value of the warrant liability of $140,000.
Liquidity and Capital Resources
On May 20, 2021, we consummated our Initial Public Offering in which we sold 25,000,000 Units at $10.00 per Unit generating gross proceeds of $250,000,000 before underwriting fees and expenses. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,000,000 Private Placement Warrants at $1.00 per Private Placement Warrant to our Sponsor, generating gross proceeds of $7,000,000.
Transaction costs of the Initial Public Offering amounted to $13,798,438 consisting of underwriting fees of $5,000,000 and deferred underwriting fees of $8,750,000 and $421,740 of other costs. $534,4515 of the total underwriting costs were expensed in connection with the warrant liability and the balance was charged to equity. On July 2, 2021, 549,630 Class B ordinary shares were forfeited for no consideration as a result of a partial exercise of the over-allotment option.

As of June 30, 2021, we have available to us $709,794 of cash on our balance sheet and working capital deficit of $(22,763,893). We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.
In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities which would be considered off-balance
sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements.
We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial
assets.
Contractual Obligations
At June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
The underwriters were paid a cash underwriting fee of 2% of gross proceeds of the Initial Public Offering, or $5,000,000. In addition, the underwriters are entitled to aggregate deferred underwriting commissions of $8,750,000 consisting of 3.5% of the gross proceeds of the Initial Public Offering. With the partial exercise of the over-allotment option, the underwriters were paid a cash underwriting fee of 2% of gross proceeds, or $310,297, and are entitled to an additional deferred underwriting commission of $543,019. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely upon the closing of a Business Combination, subject to the terms of the underwriting agreement by and between the Company, Goldman Sachs (Asia) L.L.C. and J.P. Morgan Securities LLC.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Net Loss Per Common Share
Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class
method, have been excluded from the calculation of loss per ordinary share for the three months ended June 30, 2021 and for the period from January 18, 2021 (inception) through June 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of common shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended June 30, 2021 and for the period from January 18, 2021 (inception) through June 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.
A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended June 30,	For the Period from January 18, 2021 (Date of Inception) through June 30,
	2021	2021
Net loss	$(647,411)	$(656,258)
Less: Income attributable to common shares	768	768

Net income available to common shares	$(646,643)	$(655,490)

Weighted average shares outstanding, basic and diluted	7,503,006	6,830,936

Basic and diluted net loss per share	$(0.09)	$(0.10)

Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Shares of common shares subject to possible redemption
The Company accounts for its shares of common shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common shares (including shares of common shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common shares are classified as shareholders’ equity. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, shares of common shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Recent Accounting Pronouncements
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Through June 30, 2021, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on January 18, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
The net proceeds of the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were effective.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Except as set forth below, as of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus dated February 4, 2021 filed with the SEC, except we may disclose charges to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants.
As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On May 20, 2021, we completed the private sale of an aggregate of 7,000,000 Private Placement Warrants at a price of $1.00 per warrant to the Sponsor generating gross proceeds to the Company of $7,000,000. Each whole Warrant entitles the holder thereof to purchase one share of Class A common shares for $11.50 per share. This purchase took place on a private placement basis simultaneously with the completion of our Initial Public Offering. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. On July 2, 2021, 549,630 Class B ordinary shares were forfeited for no consideration as a result of a partial exercise of the over-allotment option.
Use of Proceeds from the Public Offering
On May 20, 2021, we consummated our Initial Public Offering of 25,000,000 Units. Each Unit consists of one share of Class A common shares of the Company, par value $0.0001 per share, and one-third
of one redeemable Warrant of the Company, with each whole Warrant entitling the holder thereof to purchase one share of Class A common shares for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $250,000,000.
The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-253990).
The SEC declared the registration statement effective on May 12, 2021.
Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $250,000,000 was placed in a Trust Account. We paid a total of $5,000,000 in underwriting discounts and commissions and $534,515 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $8,750,000 in underwriting discounts and commissions.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEL POND HOLDINGS CORPORATION

Date: August 6, 2021	/s/ Theodore T. Wang
	Name:	Theodore T. Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	/s/ Hanchen Jin
	Name:	Hanchen Jin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)