Form 10-Q
period 2021-09-30
Angel Pond Holdings Corp
filed 2021-11-19
CIK 1842430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 1
9
, 2021, there were 26,551,482 shares of the Company’s Class A ordinary shares, par value $0.0001 (the “Class A Shares”) and 6,637,870 shares of the Company’s Class B ordinary shares, par value $0.0001 issued and outstanding (the “Class B Shares”).

ANGEL POND HOLDINGS CORPORATION

		Page
PART I - FINANCIAL INFORMATION:
Item 1.	Financial Statements:	1
	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
	Condensed Statement of Operations for the three months ended September 30, 2021 and for period from January 18, 2021 (date of inception) through September 30, 2021 (Unaudited)	2
	Condensed Statement of Changes in Shareholders’ Equity for the period from January 18, 2021 (date of inception) through September 30, 2021 (Unaudited)	3
	Condensed Statement of Cash Flows for the period from January 18, 2021 (date of inception) through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26
PART II - OTHER INFORMATION:
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
ANGEL POND HOLDINGS CORPORATION
CONDENSED BALANCE SHEET
(Unaudited)
September 30, 2021

ASSETS
Current assets
Cash	$636,335
Prepaid expenses	579,603

Total current assets	1,215,938
Cash and marketable securities held in Trust Account	265,519,025

Total assets	$266,734,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,775

Total current liabilities	13,775
Warrant liability	12,840,128
Deferred underwriting fee payable	9,293,019

Total liabilities	22,146,922

Ordinary Shares subject to possible redemption, 26,551,482 shares at September 30, 2021 redemption value	265,519,025

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 issued and outstanding (excluding 26,551,482 Class A ordinary shares subject to possible redemption	—
Class B ordinary shares, $0.0001 par value; 50,000,000 share authorized;6,637,870 shares issued and outstanding (1)	664
Additional paid in capital	—
Accumulated deficit	(20,931,648)

Total shareholders’ equity	(20,930,984)

Total Liabilities and shareholders’ equity	$266,734,963

(1)	The shares and the associated amounts have been retroactively restated to reflect the surrender of 1,437,500 Class B shares on May 18, 2021 (see Note 2).
See accompanying notes to the unaudited condensed financial statements.

ANGEL POND HOLDINGS CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2021	For the Period from January 18, 2021 (Date of Inception) through September 30, 2021
Formation costs and other operating expenses	$224,746	$1,021,868

Loss from operations	(224,746)	(1,021,868)
Other Income:
Interest income	3,341	4,205
Change in fair value of warrant liability	3,399,973	3,539,973

Net income	$3,178,568	$2,522,310

Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	27,962,071	25,990,308
Basic and diluted net income per ordinary share of Class A redeemable shares	$0.00	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	6,643,910	6,996,513
Basic and diluted net income per share of Class B non-redeemable ordinary shares	$0.48	$0.36

(1)	The shares and the associated amounts have been retroactively restated to reflect the surrender of 1,437,500 Class B shares on May 18, 2021 (see Note 2).
See accompanying notes to the unaudited condensed financial statements.

ANGEL POND HOLDINGS CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 18, 2021 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Sale of 25,000,000 Units, net of underwriters discount and offering costs	25,000,000	2,500	—	—	227,865,729	—	227,868,229
Ordinary shares subject to redemption	(25,000,000)	(2,500)	—	—	(227,890,010)	(22,108,354)	(250,000,864)
Net loss	—	—	—	—	—	(656,258)	(656,258)

Balance - June 30, 2021	—	—	7,187,500	719	—	(22,764,612)	(22,763,893)
Option for sale of 1,551,482 units, net of underwriters discount	1,551,482	155	—	—	14,172,347	—	14,172,502
Forfeiture of Class B ordinary shares	—	0	(549,630)	(55)	55	—	—
Ordinary shares subject to redemption	(1,551,482)	(155)	—	—	(14,172,402)	(1,345,604)	(15,518,161)
Net income	—	—	—	—	—	3,178,568	3,178,568

Balance - September 30, 2021	—	$—	6,637,870	$664	$—	$(20,931,648)	$(20,930,984)

See accompanying notes to the unaudited condensed financial statements.

ANGEL POND HOLDINGS CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

For the Period from January 18, 2021 (Date of Inception) through September 30, 2021
Cash flow from operating activities:
Net loss	$2,522,310
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in Trust Account	(4,205)
Change in fair value of warrant liability	(3,539,973)
Transaction costs allocable to warrant liability	733,547
Changes in operating assets and liabilities:
Prepaid expenses	(579,603)
Accounts payable and accrued expenses	13,775

Net cash used in operating activities	(854,149)

Cash flows from investing activities:
Investment of cash in Trust Account	(265,514,820)

Net cash used in investing activities	(265,514,820)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	260,204,522
Proceeds from sale of Class B ordinary shares	25,000
Proceeds from promissory note - related party	300,000
Proceeds from sale of Private Placement Warrants	7,310,297
Repayment of promissory note - related party	(300,000)
Payments of deferred offering costs	(534,515)

Net cash provided by financing activities	267,005,304

Net change in cash	636,335
Cash at the beginning of the period	—

Cash at the end of the period	$636,335

Non-Cash investing and financing activities:
Initial Classification of Class A shares subject to redemption	$265,514,820
Change in value of Class shares subject to redemption	4,205
Deferred underwriting fee payable	9,293,019
Initial measurement of warrants issued in connection with the Public Offering accounted for as liabilities	8,850,494
See accompanying notes to the unaudited condensed financial statements.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Angel Pond Holdings Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 18, 2021. The Company was incorporated for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization, or other similar business combination with one or more businesses (a “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
Our only activities from inception to September 30, 2021

were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on May 12, 2021. On May 20, 2021 the Company consummated the Initial Public Offering of 25,000,000 units (“Units” and, with respect to Class A ordinary shares included in the Units offered, the “Public Shares”), generating gross proceeds of $250,000,000, which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,000,000 private placement warrants (the “Private Placement Warrants”) at a price of $1 per warrant in a private placement to Angel Pond Partners LLC (the “Sponsor”), generating gross proceeds of $7,000,000, which is described in Note 4.
Following the closing of the Initial Public Offering on May 20, 2021, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s shareholders
, as described below.
In connection with the Initial Public Offering, the underwriters were granted an option to purchase up to an additional 3,750,000 Units to cover over-allotments, if any. On June 30, 2021, the underwriters partially exercised their over-allotment option, and on July 2, 2021, the underwriters purchased 1,551,482 Units (the “Over-Allotment Units”) at an offering price of $10.00 per unit, generating gross proceeds to the Company of $15,514,820. On July 2, 2021, simultaneously with the sale of the Over-Allotment Units, the Company completed a private placement with the Sponsor for an additional 310,297 warrants at a price of $1.00 per warrant (the “Additional Private Placement Warrants”), generating gross proceeds of $310,297. Approximately $15,514,820 of the net proceeds from the Over-Allotment Units and Additional Private Placement Warrants have been deposited in the Trust Account.
Transaction costs amounted to $15,137,827 consisting of $5,310,293 of underwriting fees, $9,293,019 of deferred underwriting fees (see Note 6) and $534,515 of other costs. $514,236 of the total underwriting costs were expenses in connection with the warrant liability and the balance was charged to equity. In addition
, $753,772 of cash was held outside of the Trust Account and is available for working capital purposes.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NYSE rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (excluding the amount of any deferred underwriting commissions held in the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.00 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Units, will be held in a trust account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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
The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).
The per-share amount
to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A ordinary shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”.
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

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

The Company will have until May 20, 2023 to consummate a Business Combination. If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the 24-month time period.
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of
(i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it will restate
its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity as of September 30, 2021. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than
$5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. The change in the carrying value of the redeemable Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $5.7 million in additional paid-in
capital and a charge of approximately $22.1 million to accumulated deficit, as well as a reclassification of 2,781,182 Class A ordinary shares from permanent equity to temporary equity.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $636,335 in cash and no cash equivalents as of September 30, 2021.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to
be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shares Subject to Possible Redemption
The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $14,595,436 were charged to shareholders’ equity upon the completion of the Initial Public Offering.
Cash Held in Trust Account
At September 30, 2021, the assets held in the Trust Account were invested in a money market fund.
Net Income Per Ordinary Share
Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class
method, have been excluded from the calculation of income per ordinary share for the three months ended September 30, 2021 and for the period from January 18, 2021 (inception) through September 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended September 30, 2021 and for the period from January 18, 2021 (inception) through September 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Net Income Per Ordinary Share (continued)

A reconciliation of net income per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

		For the Period from
		January 18, 2021
	For the Three Months Ended September 30, 2021	(Date of Inception) through September 30, 2021
Formation costs and other operating expenses	$224,746	$1,021,868

Loss from operations	(224,746)	(1,021,868)
Other Income:
Interest income	3,341	4,205
Change in fair value of warrant liability	3,399,973	3,539,973

Net income	$3,178,568	$2,522,310

Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	27,962,071	25,990,308
Basic and diluted net income per ordinary share of Class A redeemable shares	$0.00	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	6,643,910	6,996,513
Basic and diluted net income per share of Class B non-redeemable ordinary shares	$0.48	$0.36
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

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Forfeiture of Shares
On May 18, 2021, the Sponsor surrendered 1,437,500 Class B shares. The par value of the ordinary and preferred shares were not adjusted as a result of the surrender. All references to ordinary shares, warrants to purchase ordinary shares, share date, per share data and related information contained in the balance sheet have been retroactively adjusted to reflect this share surrender for all periods presented. On July 2, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,551,482 Units. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option on July 2, 2021, 549,630 Class B ordinary shares were forfeited for no consideration.
Recently Issued Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Subsequent Events
Management of the Company evaluates events that have occurred after the balance sheet date of September 30, 2021 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent
events that would have required adjustment or disclosure in the financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a purchase price of $10.00 per Unit. Each Unit will consist of one of the Company’s Class A ordinary shares, $0.0001 par value, and one third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the Initial Public Offering and the subsequent closing of Over-Allotment Units, the Sponsor purchased 7,000,000 and 310,297 Private Placement Warrants, respectively, at a price of $1.00 per warrant for an aggregate purchase price of $7,310,297.
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
The Sponsor has agreed not to transfer, assign, or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital share exchange or similar transaction that results in the Company’s shareholders having the right to exchange their shares of ordinary shares for cash, securities, or other property. Notwithstanding the foregoing, if the last reported sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. No amounts were borrowed under the facility as of September 30, 2021.
Administrative Support Agreement
Commencing on May 20, 2021, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company had incurred and paid $50,000 as of September 30, 2021.

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
Underwriter’s Agreement
The Company granted the underwriters
a 45-day option
to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On July 2, 2021, the underwriters exercised their over-allotment option in part and purchased 1,551,482 Over-Allotment Units, generating gross proceeds of $15,514,820 (see Note 2).
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
In connection with the sale of the Over-Allotment Units, the underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds, or $310,297. In addition, the underwriters are entitled to a deferred fee of three and a half percent (3.5%) of the gross proceeds, or $543,020. The deferred fee was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement.
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
The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.
The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7. WARRANT LIABILITY (continued)

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder and

•
if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending three business days before the Company sends the notice of redemption to the warrant holders.

or

•	in whole and not in part;

•	at a price of $0.10 per Public Warrant;

•
upon not less than 30 days’ prior written notice of redemption to each warrant holder; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table in “Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” based on the redemption date and the “fair market value” of the Class A ordinary shares;

•
if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30
-trading
day period ending three business days before the Company sends the notice of redemption to the warrant holders; and

•
provided that the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants if the reported last sale price of the Class A ordinary shares is less than $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30
-trading day period commencing no earlier than the date the warrants become exercisable and ending on the third business day before the date on which the Company sends the notice of redemption to the warrant holders.

If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.
The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.
In addition, if (x) the Company issues additional shares of Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described above will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7. WARRANT LIABILITY (continued)

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants will and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees (except when the price per Class A ordinary share equals or exceeds $10.00). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
At September 30, 2021, there were 8,850,494 whole Public Warrants and 7,310,297 Private Placement Warrants outstanding, respectively, with a fair value of $12,840,128.
The Company accounts for the 8,850,494 Public Warrants issued in connection with the Initial Public Offering and the 7,310,297 Private Placement Warrants in accordance with the guidance contained in
ASC 815-40. Such
guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A ordinary shares in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercises the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the ordinary shares consists exclusively of cash, the amount of such cash per ordinary share, and (ii) in all other cases, the volume weighted average price of the ordinary shares as reported during the ten-trading day
period ending on the trading day prior to the effective date of the Business Combination.
The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a
“fixed-for-fixed”
option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting.
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement
at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8. SHAREHOLDER’S EQUITY
Preferred Shares
 — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. At September 30, 2021, there were no preferred shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue up to 500,000,000 shares of Class A, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 0 Class A ordinary shares issued or outstanding, (excluding 26,551,482 Class A shares subject to possible redemption).
Class
 B Ordinary Shares
 —
 The Company is authorized to issue up to 50,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 6,637,870 Class B ordinary shares issued and outstanding.
Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote for the election of directors prior to the Company’s initial Business Combination.
The Class B ordinary shares will automatically convert Class A ordinary shares at the time of the Business Combination on a one-for-one basis,
subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional Class A ordinary shares, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent units and its underlying securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time.
The Company may issue additional ordinary shares or preferred shares to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

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

	Level	September 30, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$265,519,025
Liabilities:
Public Warrants	1	$8,850,494
Private Placement Warrants	2	$7,310,297
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

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (continued)

Initial Measurement
The Company established the initial fair value for the Warrants on May 20, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one ordinary share and one-third of
one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to ordinary shares subject to possible redemption, and ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.
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
Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker POND. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.
As of September 30, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $12.8 million, based on the closing price of POND on that date of $9.66.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (continued)
Subsequent Measurement (continued)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 18, 2021	$—	$—	$—
Initial Measurement on May 20, 2021	7,210,000	8,333,333	15,543,333
Change in valuation inputs or other assumptions (1)(2)	(1,361,762)	(1,341,443)	(2,703,205)

Fair value as of September 30, 2021	$5,848,238	$6,991,890	$12,840,128

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
(2)
Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) to measure the fair values of the Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $15,543,333 during the period from May 20, 2021 through September 30, 2021.

NOTE 10. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity of at least
$5,000,001 on the basis that the Company can only consummate its initial business combination if the Company has net tangible assets of at least $5,000,001.
Management has
re-evaluated
the Company’s application of ASC
480-10-99
to its accounting classification of public shares. Upon
re-evaluation,
management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible assets required by the Company to complete its initial business combination.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to the previously presented financial statements and such previously presented financial statements could not be relied upon. However, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such, the Company is restating in this quarterly report those periods presented herein that would have been impacted.
Impact of the Restatement
The impact to the Company’s previously presented financial information contained in this report is presented below:
The restatement had no impact on the statements of operations and statements of cash flows.

Financial statement lines impacted	As Reported	Adjustment: Reclass all Series A ordinary shares to temporary equity	Adjustment: Adjust APIC to zero	Adjusted Balance
	Balance, May 20, 2021			May 20, 2021
Class A ordinary shares subject to possible redemption (temporary equity)	$222,188,180	$27,811,820	$—	$250,000,000
Class A ordinary shares (permanent equity)	278	(278)	—	—
Additional paid-in capital	5,704,052	(27,811,542)	22,107,490	—
Accumulated deficit	(705,042)	—	(22,107,490)	(22,812,532)
Total shareholders’ equity (deficit)	5,000,007	(27,811,820)	—	(22,811,813)

	Balance, June 30, 2021			June 30, 2021
Class A ordinary shares subject to possible redemption (temporary equity)	$222,236,960	$27,763,904	$—	$250,000,864
Class A ordinary shares (permanent equity)	278	(278)	—	—
Additional paid-in capital	5,655,272	(27,763,626)	22,108,354	—
Accumulated deficit	(656,258)	—	(22,108,354)	(22,764,612)
Total shareholders’ equity (deficit)	5,000,011	(27,763,904)	—	(22,763,893)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The issuance of additional ordinary shares in a business combination:

•
may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

•
could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.
Similarly, if the Company issues debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	the Company’s immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	the Company’s inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	the Company’s inability to pay dividends on our ordinary shares;

•
using a substantial portion of the Company’s cash flow to pay principal and interest on the Company’s debt, which will reduce the funds available for dividends on the Company’s ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

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

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating
income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.
For the three months ended September 30, 2021, we had a net income of $3,178,568, which consists of formation costs and operating costs of $224,746, interest income of $3,341 on monies held in our Trust Account (as defined below), and income related to the change in fair value of the warrant liability of $3,399,973. For the period from January 18, 2021 (date of inception) through September 30, 2021, we had a net income of $2,522,310, which consists of formation costs and operating costs of $1,021,868, interest income of $4,205 on monies held in our Trust Account (as defined below), and income related to the change in fair value of the warrant liability of $3,539,973.
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
Transaction costs of the Initial Public Offering amounted to $15,137,827 consisting of underwriting fees of $5,310,293 and deferred underwriting fees of $9,293,019 and $534,515 of other costs. $514,236 of the total underwriting costs were expensed in connection with the warrant liability and the balance was charged to equity. On July 2, 2021, 549,630 Class B ordinary shares were forfeited for no consideration as a result of a partial exercise of the over-allotment option.

As of September 30, 2021, we have available to us $636,335 of cash on our balance sheet and working capital of $1,202,163. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.
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
assets.
Contractual Obligations
At September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
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

Net Income Per Ordinary Share
Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class
method, have been excluded from the calculation of income per ordinary share for the three months ended September 30, 2021 and for the period from January 18, 2021 (inception) through September 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended September 30, 2021 and for the period from January 18, 2021 (inception) through September 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.
A reconciliation of net income per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

		For the Period from
		January 18, 2021
	For the Three Months Ended September 30, 2021	(Date of Inception) through September 30, 2021
Formation costs and other operating expenses	$224,746	$1,021,868

Loss from operations	(224,746)	(1,021,868)
Other Income:
Interest income	3,341	4,205
Change in fair value of warrant liability	3,399,973	3,539,973

Net income	$3,178,568	$2,522,310

Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	27,962,071	25,990,308
Basic and diluted net income per ordinary share of Class A redeemable shares	$0.00	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	6,643,910	6,996,513
Basic and diluted net income per share of Class B non-redeemable ordinary shares	$0.48	$0.36
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
Ordinary shares subject to possible redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Recent Accounting Pronouncements
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Through September 30, 2021, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on January 18, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Form 10-Q had not yet been identified. We have identified a material weakness in our internal control over financial reporting. The material weakness was due to management’s review of the of the accounting treatment for the Class A ordinary shares issued in the initial public offering. Management’s review was insufficient to identify a classification error that led to our restatement of our financial statements, as described in Note 10 to the Notes to Financial Statements entitled “Restatement of Previously Issued Balance Sheets.” In light of the restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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
As a result, included on our balance sheet as of September 30, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On May 20, 2021, we completed the private sale of an aggregate of 7,000,000 Private Placement Warrants at a price of $1.00 per warrant to the Sponsor generating gross proceeds to the Company of $7,000,000. Each whole Warrant entitles the holder thereof to purchase one Class A ordinary share for $11.50 per share. This purchase took place on a private placement basis simultaneously with the completion of our Initial Public Offering. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. On July 2, 2021, 549,630 Class B ordinary shares were forfeited for no consideration as a result of a partial exercise of the over-allotment option.
Use of Proceeds from the Public Offering
On May 20, 2021, we consummated our Initial Public Offering of 25,000,000 Units. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-third
of one redeemable Warrant of the Company, with each whole Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $250,000,000.
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

ANGEL POND HOLDINGS CORPORATION

Date: November 19, 2021	/s/ Theodore T. Wang
	Name:	Theodore Wang
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2021	/s/ Hanchen Jin
	Name:	Hanchen Jin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)