Form 10-K
period 2021-12-31
Angel Pond Holdings Corp
filed 2022-03-15
CIK 1842430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
878-3702
Not applicable
(Former name or former address, if changed since last report)

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A Ordinary Shares, par value $0.0001 per share	POND	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share for $11.50 per share	POND WS	The New York Stock Exchange
Units, each consisting of one Class A Ordinary Share and one-half of one Redeemable Warrant	POND.U	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K
is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K
or any amendment to this Form
10-K.
☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐

Auditor Firm Id: 206	Auditor Name: MaloneBailey, LLP	Auditor Location: Houston, Texas
As of December 31, 2021, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the units outstanding, other than securities held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price on December 31, 2021 for shares and units, trading on such date, as reported on the NYSE, was
$256.5

million. The Registrant’s Units began trading on NYSE on May 20, 2021, and the Registrant’s Class A ordinary shares began trading separately on NYSE on July 8, 2021.

As of March 15, 2022, there were 26,551,482 Class A Ordinary Shares, par value $0.0001 per share (“Class A Ordinary Shares”) and 6,637,870 shares of the Company’s Class B Ordinary Shares, par value $0.0001 per share (“Class B Ordinary Shares”), of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

i

Unless otherwise stated in this annual report on Form
10-K,
references to:

•	we,” “us,” “company” or “our company” are to Angel Pond Holdings Corporation, a Cayman Islands exempted company;

•	“Companies Law” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

•
“founder shares” are to Class B Ordinary Shares initially purchased by our sponsor in private placements prior to the IPO which are currently held by our sponsor and our independent directors (which shares may be transferred to permitted transferees from time to time) and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our initial business combination as described herein;

•	“initial shareholders” are to holders of our founder shares prior to the IPO;

•	“management” or our “management team” are to our officers and directors;

•	“ordinary shares” are to our Class A Ordinary Shares and our Class B Ordinary Shares;

•	“public shares” are to Class A Ordinary Shares sold as part of the units in the IPO (whether they are purchased in the IPO or thereafter in the open market);

•
“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“public warrants” are to the warrants sold as part of the units in the IPO (whether they are purchased in the IPO or thereafter in the open market);

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of the IPO;

•	“sponsor” are to Angel Pond Partners LLC, a Cayman Islands limited liability company; and

•	“warrants” are to our public warrants and private placement warrants.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•
the potential incentive to consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the founder shares paid by our sponsor, certain members of our team as well as institutional and professional accredited investors pursuant to forward purchase arrangements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to uncertainty resulting from the recent COVID-19 global pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following the IPO; or

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.	Business
General
We are an early stage blank check company incorporated on January 18, 2021, as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have reviewed a number of opportunities to enter into a business combination and, on the terms and subject to the conditions of the Merger Agreement (as defined below), intend to effect the Proposed Business Combination as described below under “Recent Developments.” We have generated no operating revenues to date and will not generate operating revenues until we consummate our initial business combination.
Significant Activities Since Inception
On May 20, 2021, the Company consummated its Initial Public Offering (“IPO” or “Initial Public Offering”) of 25,000,000 units. Each Unit Consists of one Class A Ordinary Share, and one-third
of one redeemable Warrant (“Public Warrant”), each whole warrant entitles the holder to purchase on Class A Ordinary Share at $11.50 per share. The Units were sold at an offering price of $10.00 Per Unit, generating gross proceeds of $250,000,000. Simultaneously with the Initial Public Offering, the Sponsor purchased 7,000,000 Private Placement Warrants at $1.00 per Private Placement Warrant, generating gross proceeds of $7,000,000.
A total of $250,000,000 of the net proceeds from our initial public offering and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders.
In connection with the Initial Public Offering, the underwriters were granted an option to purchase up to an additional 3,750,000 Units to cover over-allotments, if any. On June 30, 2021, the underwriters partially exercised their over-allotment option, and on July 2, 2021, the underwriters purchased 1,551,482 Units (the “Over-Allotment Units”) at an offering price of $10.00 per unit, generating gross proceeds to the Company of $15,514,820. On July 2, 2021, simultaneously with the sale of the Over-Allotment Units, the Company completed a private placement with the Sponsor for an additional 310,297 warrants at a price of $1.00 per warrant (the “Additional Private Placement Warrants”), generating gross proceeds of $310,297. A total of $15,514,820 of the net proceeds from the Over-Allotment Units and Additional Private Placement Warrants have been deposited in the Trust Account.
On November 9, 2021, the Company received a written notice (the “Notice”) from the staff of NYSE Regulation of the New York Stock Exchange (“NYSE”) indicating that the Company is not currently in compliance with Section 802.01B of the NYSE Listed Company Manual (the “Manual”), which requires the Company to maintain a minimum of 300 public shareholders on a continuous basis.
On December 26, 2021, the Company submitted to the NYSE a business plan that demonstrates how the Company expects to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the Notice (the “Business Plan”). The Company anticipates that it will satisfy this listing requirement within such time period once it consummates an initial business combination. On February 4, 2022, the NYSE removed the Company from NYSE’s “Watch List” and informed the Company that it is now considered a “company back in compliance” in relation to the NYSE’s continued listing standards.
On January 31, 2022, the Company entered into a Business Combination Agreement (the “Merger Agreement”) by and between the Company, Mangomill plc, a public limited company incorporated in Ireland (“Irish Holdco”), Meridian MergerSub Inc., a Cayman Islands exempted company and a wholly owned subsidiary of Irish Holdco (“Merger Sub”), and MariaDB Corporation Ab, a Finnish private limited liability company (“MariaDB”).
Pursuant to the Merger Agreement, (i) Merger Sub will merge with and into the Company with the Company being the surviving entity (the “Domestication Merger”) and (ii) MariaDB will merge with and into Irish Holdco with Irish Holdco continuing as the surviving entity (the “Merger”). Following the Merger, the Company will be liquidated (the “Liquidation,” and together with the Merger, the Domestication Merger and the other transactions contemplated by the Merger Agreement, the “Proposed Business Combination”). In connection with the Proposed Business Combination, Irish Holdco will change its name to “MariaDB plc”.

As a result of the Domestication Merger, each issued and outstanding Class A Ordinary Share and Class B ordinary share of the Company will convert into the right to receive one ordinary share of Irish Holdco (“Irish Holdco Ordinary Shares”), and each issued and outstanding warrant to purchase Class A Ordinary Shares of the Company will be exercisable by its terms to purchase an equal number of Irish Holdco Ordinary Shares.
The aggregate share consideration to be distributed to holders of MariaDB securities at the effective time of the Merger (the “Effective Time”) is 62,256,428 Irish Holdco Ordinary Shares. At the Effective Time, and without any action on the part of any party or holder of any of its securities:

a)
each MariaDB ordinary share (“MariaDB Ordinary Share”) issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive a number of Irish Holdco Ordinary Shares equal to the Exchange Ratio (as defined in the Merger Agreement); and

b)
each equity award that is issued and outstanding under MariaDB’s equity incentive plans (each, a “Company Equity Award”) as of immediately prior to the Effective Time shall be automatically converted into an equity award to be settled in Irish Holdco Ordinary Shares on the same terms and conditions as were applicable to such Company Equity Award immediately prior to the Effective Time, equal to the product of the number of MariaDB Ordinary Shares subject to such Company Equity Award and the Exchange Ratio, at an exercise price per share equal to the exercise price per share of such Company Equity Award divided by the Exchange Ratio.

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) the APHC Available Cash (as defined in the Merger Agreement) shall not be less than $100,000,000, (ii) approval of the Proposed Business Combination by the respective shareholders of the Company and MariaDB, (iii) the consummation of a private placement pursuant to the Subscription Agreements (as defined below) for an aggregate purchase price of $18,200,000 (the “PIPE Investment”), (iii) the sum of cash in the Trust Account (after giving effect to the APHC Share Redemptions (as defined in the Merger Agreement) but without giving effect to the payment of transaction expenses) and any Additional PIPE Investment Amount (as defined in the Merger Agreement) shall be at least $15,000,000, (iv) effectiveness of the registration statement on Form
S-4
to be filed by Irish Holdco in connection with the Proposed Business Combination, (v) receipt of applicable regulatory approvals, (v) receipt of conditional approval for listing on the NYSE the Irish Holdco Ordinary Shares, and (vi) the absence of any applicable law or order restraining, prohibiting or imposing any condition on the consummation of the closing of the Proposed Business Combination (the “Closing”).
Concurrently with the execution of the Merger Agreement, the Company entered into the following agreements:

•
Subscription Agreements with certain PIPE investors (the “PIPE Investors”), pursuant to which, among other things, the PIPE Investors have agreed to purchase an aggregate number of Irish Holdco Ordinary Shares for $9.50 per share in the PIPE Investment, for an aggregate purchase price equal to $18,200,000.

•
Shareholder Support Agreements with certain shareholders of MariaDB, pursuant to which, among other things, such MariaDB shareholders agreed to, among other things, support and vote all of their MariaDB shares in favor of the Proposed Business Combination.

In connection with the Proposed Business Combination, the Company will also enter into the following agreements:

•
Lock-Up
Agreements with certain shareholders of MariaDB and certain of our shareholders, pursuant to which, among other things and subject to certain exceptions, such holders will agree that they will not sell or otherwise transfer the Irish Holdco Ordinary Shares received pursuant to the transactions contemplated by the Merger Agreement for a period of 180 days after the Closing. The
Lock-Up
Agreement as it relates to the Sponsor, will supersede the obligations of the Sponsor under the Letter Agreement entered into by the sponsor in connection with the Company’s initial public offering in May 2021.

•
Registration Rights Agreements with certain equity holders of MariaDB and certain of our shareholders, pursuant to which, among other things, Irish Holdco will be required to file, within 30 days after the Closing, a registration statement to register the resale of certain securities of Irish Holdco held by such MariaDB and Company shareholders, who will also have customary demand and “piggyback” registration rights, subject to certain requirements and customary conditions.

The Merger Agreement and related agreements are further described in the Current Report on Form
8-K
filed by the Company on February 1, 2022.
Objective and Business Opportunity
Our current objective and business strategy is to consummate the Proposed Business Combination on the terms and subject to the conditions contained in the Merger Agreement, and, assuming the successful Closing, execute the strategy and business plan of the combined company.
The following discussion does not assume the closing of the Proposed Business Combination.
Since our initial public offering in May 2021, we have concentrated our efforts on identifying businesses within technology-enabled sectors, including but not limited to e-commerce; enterprise
software and cloud computing; and fintech. We are not, however, required to complete our initial business combination with an e-commerce; enterprise
software and cloud computing; and fintech business and, as a result, we may pursue a business combination outside of those industries. We will continue to seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial enhancement or redirection to maximize value. We do not intend to acquire start-up
or other early-stage companies, companies with speculative business plans or companies that are excessively leveraged.
We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire. However, our management team’s network and investing and operating experience do not guarantee a successful initial business combination. The members of our management team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed.
Furthermore, our sponsor, management team, and their affiliates have a broad network of contacts and corporate relationships developed through extensive experience sourcing, acquiring, growing, financing and selling businesses; maintaining dialogues with sellers, capital providers and target management teams; and executing transactions under varying economic and financial conditions.
We believe that these networks of contacts and relationships have provided us with an important source of investment opportunities. In addition, target business candidates have been brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. We have not participated in the auction processes for prospective target companies.
Business Strategy
Our business strategy is to identify and complete our initial business combination with a company in a technology-enabled industry that aligns with our team’s experiences, expertise and network of relationships. While our efforts to identify target businesses may span multiple industries and regions worldwide, we intend to focus our search within the Greater China region, and specifically within technology-enabled industries, including but not limited to: e-commerce; enterprise
software and cloud computing; and fintech. We seek to:

•	utilize our understanding of both the global technology trends and overall corporate strategic options to identify potential business combination targets;

•	leverage the technological, strategic, financial, governance, and transactional experiences of our co-founders to bring advice and attention to potential business combination targets; and

•	enhance and accelerate the growth of our business combination target, both organically and through acquisitions, to deliver long-term and sustainable growth and value creation to our shareholders.

We seek to attract entrepreneurial companies who would like to partner with us to achieve capital formation, enhance or transform performance, achieve robust corporate governance, and accelerate growth in a sustainable manner. We intend to proactively source deals and screen potential targets by tapping into our co-founders’ extensive
network of relationships with company founders, senior industry executives, venture capitalists, growth-equity and private-equity sponsors, and lending and general finance community, as well as their relationships with executive teams of public and private companies, investment bankers, corporate attorneys and accountants. We believe that these networks of relationships will provide us with important sources of investment opportunities.
Our co-founders and
the management team will communicate with their network of relationships to lay out our initial business combination criteria and parameters of our search for a target business, and we will begin the disciplined and data driven process of pursuing and reviewing promising leads.
Our team has experience in all aspects of the company life cycle, including:

•
identifying, evaluating, investing in, and developing technology-enabled companies and businesses at various stages of their life cycle with unique technology insights, including through experience acting as an “angel investor” in early-stage ventures and as a pre-IPO investor
in late-stage growth firms;

•
operating in leadership capacities within established institutions, including setting strategies, overseeing risk management, and recruiting and nurturing talent, as well as founding and running investment businesses after retiring from Goldman Sachs and Alibaba, respectively, giving both co-founders unique
insight into issues faced by entrepreneurs and growth companies;

•
developing and growing companies, both organically and inorganically, and expanding the product ranges and geographic footprints of portfolio businesses, including by partnering with industry leaders to increase sales and improve the competitive position of companies and through fostering relationships with users, sellers, capital providers and target management teams;

•	serving as directors on the boards of U.S. public companies, including roles on the compensation committee and audit committee, and providing advice on corporate governance;

•
accessing the U.S. and global capital markets (including capital sources in Asia) across various business cycles, in connection with financing businesses and assisting companies with the transition to public ownership, and related experience in risk management; and

•	sourcing, structuring and executing transactions in multiple geographies, including within the Greater China area, and under varying economic, financial and regulatory conditions.
We believe that our team, led by
our co-founders and
supported by our legal, accounting and M&A advisors, will equip us with sourcing, valuation, diligence and execution capabilities to access a significant pipeline of opportunities from which we would assess and select a business for our initial business combination.
Competitive Strengths
We believe we have the following competitive strengths:

•
Complementary Background of the
 Co-Founders.
Dr. Wang is based in New York and spent his entire Goldman Sachs career at its New York headquarters. He has a distinguished career operating in various senior capacities at a leading financial firm, and has nurtured an extensive network of deep relationships with prominent organizations and institutional investors both in the U.S. and in Asia. Mr. Xie is based in Hangzhou, China and has a unique track record in establishing Alibaba and helping the company develop into the leading e-commerce business
in China. He has
significant hands-on experience
incubating and growing technology-enabled firms across industry sectors and helping them optimize their growth initiatives. We believe our co-founders’ leadership
experience in world class companies, their relationships and deep industry knowledge will be viewed favorably by target businesses and investors.

•
Proprietary Sourcing Channels
. We believe the capabilities, investment thesis and connections associated with our co-founders will
provide us with differentiated access to business combination opportunities that would be difficult for other market participants to replicate. Given our profile and thematic approach, we anticipate that target business candidates may be brought to our attention from a variety of sources, including but not limited to founders and investors in private technology-enabled companies in the ecosystems in which we operate.

•
Access to Strategic and Institutional Capital
. Through their careers,
our co-founders have
built deep ties with strategic and institutional investors and family offices, which we intend to access in order to secure additional sources of funds to help finance our initial business combination.

•
Structuring and Execution Capabilities
.
Our co-founders have
extensive experience in identifying, evaluating, and executing investments in companies at various stages of their life cycle. We believe that the combined and complementary expertise of our co-founders will
allow us to structure and execute transactions possessing attributes that are attractive to our investors. These transactions, which may have a significant cross-border component, require industry and local regulatory knowledge, rigorous due diligence, structuring creativity, and expertise in negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we can access high quality investment opportunities that may distinguish themselves in the eyes of our public investors based on their risk/reward profile.

We expect individuals and businesses to accelerate their adoption of disruptive technologies and online business models and platforms in their responses to the COVID-19 pandemic.
We believe that the highly relevant and complementary background of our co-founders uniquely
positions us to source deals and execute an initial business combination consistent with our business strategy.
Our Investment Criteria
Consistent with our business strategy, we have developed the following general, non-exclusive, investment
criteria and guidelines that we will use to screen for and evaluate prospective target businesses for our initial business combination. We may however, decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek, to acquire one or more businesses that we believe fit the following investment criteria and guidelines:

•
Technology-Enabled Growth Companies:
companies that operate in markets and industry verticals in technology-enabled sectors that are growing due to new trends in consumer behavior with a focus on sectors including, without limitation, e-commerce; enterprise
software and cloud computing; and fintech. We intend to focus on companies which use and integrate technology to drive meaningful operational improvements and efficiency gains, or use technology solutions, including innovative business models and/or product offerings, to disrupt existing business models and create new paradigms that have large market potential. Our experience with early investments in companies such as Kuaidi Dache and Meituan speak to these philosophies. We will seek to exclude businesses that are extremely sensitive to geopolitical and regulatory conditions;

•
Sustainable Competitive Differentiation and Superior Economic Models
: companies that we believe have strong competitive moats that, in our view, can provide true differentiation and form the basis of long-term growth and generate strong and stable cash flows over time. We believe such companies can benefit from our team’s experience, extensive network and industry insights to drive growth and enhance revenue and operational efficiencies;

•
Within Our Relationship Nexus:
companies that are within our networks of relationships with founders, operators, investors, and advisors; where we can proprietarily source opportunities for our initial business combination;

•
Led by Strong Target Management Teams:
we intend to acquire businesses that have strong management teams with a proven track record of driving growth, building long-term competitive advantage and making sound strategic decisions; to the extent we believe it will enhance our shareholder value, we would seek to selectively supplement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of relationships;

•
Public-Company Ready:
companies where we have a differentiated view on the ability of the target to create value as a public company; that will be ready in the near-term to operate in the scrutiny of public markets, with strong management, corporate governance and reporting policies in place; and which we believe will be well-received by public investors; and

•	Represent a Compelling Value Proposition : companies that will offer risk-adjusted equity returns for our shareholders, with potential value creation and growth acceleration opportunities.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other factors and considerations that our management may deem relevant. While we will seek to acquire a business that satisfies the criteria specified above, we may decide to enter into our initial business combination with a target business that does not meet these investment criteria. In the event that we decide to enter into our initial business combination with a target business that does not meet any of the above criteria, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Annual Report on Form
10-K,
would be in the form of a tender offer documents or proxy solicitation materials that we would file with the SEC.
Sourcing of Potential Business Combination Targets
We believe our team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial business combination targets. Over the course of their careers, the members of our team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our team sourcing, acquiring and financing businesses, the reputation of our management team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our team in executing transactions under varying economic and financial market conditions.
This network has provided our team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our team will provide us important sources of investment opportunities. In addition, we anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets
or divisions.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our co-founders,
sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our co-founders,
sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our co-founders,
sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm that such an initial business combination is fair to our company from a financial point of view.
Members of our team and our independent directors do and will continue to directly or indirectly own founder shares and/or private placement warrants following the IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Additionally,
our co-founder Shihuang
“Simon” Xie does not serve as our director or officer and has no fiduciary or contractual duties to us. At the same time, Mr. Xie is subject to certain fiduciary or contractual duties to other entities for which he serves as a director or officer, or in another capacity, including entities that may have investment objectives that overlap with ours. As a result of these duties owed to other entities, Mr. Xie may be required to present business opportunities to such other entities or otherwise act against our best interests. In addition, Mr. Xie has no duty to allocate time to our business and will have conflicts of interest in allocating his time to other business activities where he has duties to serve in a management or other official capacity. These fiduciary and contractual duties to other entities may present a conflict of interest that is adverse to our business.
In addition, our sponsor and
our co-founders, officers
and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.
We filed a Registration Statement on
Form 8-A with
the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
Other Acquisition Considerations
Members of our management team directly and indirectly own our ordinary shares and/or private placement warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
Initial Business Combination
The rules of the NYSE and our amended and restated memorandum and articles of association require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the target or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required by Schedule 14A of the Exchange Act, any proxy solicitation materials or tender offer documents that we will file with the SEC in connection with our initial business combination will include such opinion.
We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the

Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.
Status as a Public Company
We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.
Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our management team’s backgrounds makes us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.
We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates
exceeds $700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates equals
or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates equals
or exceeds $700 million as of the prior June 30
th
.
Financial Position
With funds available for a business combination in the amount of $256,231,212, as of December 31, 2021, assuming no redemptions and after payment of $9,293,019 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A Ordinary Shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
Our management will assess the risks inherent in a particular target business with which we may combine, but we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.
We have and may continue to seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the IPO. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, co-founders, officers,
directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.
Selection of a Target Business and Structuring of Our Initial Business Combination
The rules of the NYSE and our amended and restated memorandum and articles of association require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the target or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required by Schedule 14A of the Exchange Act, any proxy solicitation materials or tender offer documents that we will file with the SEC in connection with our initial business combination will include such opinion.
We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, there can be no assurances that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

There can be no assurances that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. There can be no assurances that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Shareholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association.
However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.
Under NYSE’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);

•
Any of our directors, officers or substantial shareholders (as defined by NYSE rules) has a 5% or greater share of interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.
Permitted Purchases of our Securities
In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, advisors or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public
information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule
10b5-1
plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule
10b5-1
plan or determine that such a plan is not necessary.
In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our
sponsor, co-founders, officers,
directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, co-founders, officers,
directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A Ordinary Shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, co-founders, officers,
directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, co-founders, officers,
directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, co-founders, officers,
directors and/or their affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or
Rule 10b-5 of
the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
Redemption Rights for Public Shareholders Upon Completion of our Initial Business Combination
We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2021, was $10.00 per public share. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.
Limitations on Redemptions
Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on NYSE, we will be required to comply with NYSE’s shareholder approval rules.
The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on NYSE. Such provisions may be amended if approved by holders of 65% of our ordinary shares entitled to vote thereon, so long as we offer redemption in connection with such amendment.
If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.
In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.
If we seek shareholder approval, we will complete our initial business combination only if we obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the shareholders represented in person or by proxy and entitled to vote thereon who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will
have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 9,375,001, or 37.5%, of the 25,000,000 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against, or abstain from voting on, the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with
Rule 14e-1(a) under
the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.
Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with
Rule 10b5-1 to
purchase our Class A Ordinary Shares in the open market, in order to comply with
Rule 14e-5 under
the Exchange Act.
We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.
Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.
Limitation on Redemption Upon Completion of Our Initial Business Combination if We Seek Shareholder Approval
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.
However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Delivering Share Certificates in Connection with the Exercise of Redemption Rights
As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target by May 20, 2023.
Redemption of Public Shares and Liquidation if No Initial Business Combination
Our amended and restated memorandum and articles of association provide that we will have until May 20, 2023 to complete our initial business combination. If we are unable to complete our initial business combination by May 20, 2023 or with such time provided, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by May 20, 2023.
Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by May 20, 2023. However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within such time period.
We expect to use the amounts held outside the trust account ($487,993 as of December 31, 2021) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination by May 20, 2023, although there can be no assurances that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share
redemption amount received by shareholders upon our dissolution would be approximately $10.00 (based on the trust account balance as of December 31, 2021). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. There can be no assurances that the actual per-share
redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, there can be no assurances that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we have sought and will continue to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, there can be no assurances that due to claims of creditors the actual value of the per-share
redemption price will not be substantially less than $10.00 per share.
We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($487,993 as of December 31, 2021), to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, there can be no assurances we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. There can be no assurances that claims will not be brought against us for these reasons.
Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by May 20, 2023, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination May 20, 2023 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business
combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Employees
We currently have executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.
Periodic Reporting and Financial Information
We have registered our units, Class A Ordinary Shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.
We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates
exceeds $700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.	Risk Factors
You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and an investor could lose all or part of their investment. For risk factors related to the Proposed Business Combination with MariaDB Corporation Ab, see the
S-4
to be filed by the Company. Our principal risks and uncertainties, which do not assume the Proposed Business Combination is consummated, include, but are not limited to, the following risks, uncertainties and other factors:
We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a blank check company incorporated under the laws of the Cayman Islands with limited operating results and no revenues. Because we lack significant operating history, you have little basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
Our public shareholders may not be afforded an opportunity to vote on our Proposed Business Combination, which means we may complete our initial business combination even if a majority of our public shareholders do not support such a combination.
We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
At the time of your investment in us, you have not been, and will not be, provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent and ongoing coronavirus (COVID-19) outbreak.
A significant outbreak
of COVID-19 has
resulted in a widespread health crisis that could continue to:

•	adversely affect the economies and financial markets worldwide, leading to changes in interest rates, reduced liquidity and a continued slowdown in global economic conditions;

•	provoke turbulence in financial markets which could make it impossible to raise additional capital to consummate a deal including debt or equity;

•
disrupt our operations and those of our potential partners, including those helping us diligence or search for targets, due to illness or efforts to mitigate the pandemic, including but not limited to government-mandated shutdowns, other social distancing measures, travel restrictions, office closures and measures impacting on working practices, such as the imposition of remote working arrangements, and quarantine requirements and isolation measures under local laws;

•	negatively impact the health of members of our team;

•	adversely affect our ability to conduct redemptions; and

•	materially and adversely affect the business of any potential target business with which we consummate a business combination.
Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue
to restrict travel, limit the ability to have meetings with potential investors or if the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts
our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may continue to emerge concerning the severity of COVID-19 and
the ongoing actions to
contain COVID-19 or
treat its impact, among others. The global spread
of COVID-19 could
materially and adversely affect our operations and financial condition due to the disruptions to commerce, reduced economic activity and other unforeseen consequences of a pandemic that are beyond our control. While vaccines for COVID-19 are
being, and have been developed, there is no guarantee that any such vaccine will be effective, work as expected or be made available or will be accepted on a significant scale and in a timely manner. If the disruptions posed by COVID-19 or
other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
Finally, the outbreak
of COVID-19 or other
infectious diseases may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The
need
for run-off insurance would
be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
Our initial shareholders own 20% of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A Ordinary Shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need 9,375,001, or 37.5%, of the 25,000,000 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to close the Proposed Business Combination or enter into alternative business combinations with a target.
In connection with the Proposed Business Combination, we have entered into a business combination agreement with a minimum cash requirement and we may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
While we have entered into an agreement for an initial business combination in connection with the Proposed Business Combination, we still do not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. As our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels.
The above considerations may limit our ability to complete the Proposed Business Combination, any alternative business combinations or optimize our capital structure. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis
upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
As it is the case in connection with the Proposed Business Combination, if our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate, or you are able to sell your shares in the open market.
The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by May 20, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share (based on the balance of our trust account as of December 31, 2021), or less than such amount in certain circumstances, and our warrants will expire worthless.
Our sponsor, officers and directors have agreed that we must complete our initial business combination by May 20, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including, without limitation, as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of COVID-19 continues
to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and
other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.
If we have not completed our initial business combination by May 20, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.
If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.
In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Proposed Business—Effecting Our Initial Business Combination—Permitted Purchases of Our Securities” for a description of how our sponsor, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we do not complete an initial business combination within 24 months from the closing of the IPO, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination, including the Proposed Business Combination, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 since the completion of the IPO and the sale of the private placement warrants and we have filed a Current Report on
Form 8-K, including
an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this meant our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination (including the Proposed Business Combination), our public shareholders may receive only approximately $10.00 per share (based on the balance of our trust account as of December 31, 2021), or less in certain circumstances, on our redemption, and our warrants will expire worthless.
We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we do not complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.”
If the net proceeds of our initial public offering and sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until May 20, 2023, we may be unable to complete our initial business combination.
The funds available to us outside of the trust account may not be sufficient to allow us to operate until May 20, 2023, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.
We believe that the funds currently available to us outside of the trust account of $487,993 at December 31, 2021, will be sufficient to allow us to operate until May 20, 2023; however there can be no assurances that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share (based on the balance of our trust account as of December 31, 2021), or less in certain circumstances and our warrants will expire worthless.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, there can be no assurances that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining post-combination debt financing.
Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we have sought and will continue to seek to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.
Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our directors in exercising their business judgment may choose not to do so in any particular instance. If our directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.
We may not have sufficient funds to satisfy indemnification claims of our co-founders, directors
and officers.
We have agreed to indemnify our co-founders, officers and directors to the fullest extent permitted by law. However, our co-founders, officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our co-founders, officers and directors may discourage shareholders from bringing a lawsuit against our co-founders, officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our co-founders, officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our co-founders, officers and directors pursuant to these indemnification provisions.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are unable to consummate our initial business combination by May 20, 2023, our public shareholders may be forced to wait beyond May 20, 2023 before redemption from our trust account.
If we are unable to consummate our initial business combination by May 20, 2023, we will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond May 20, 2023 before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.
Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. There can be no assurances that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,292.68 and to imprisonment for five years in the Cayman Islands.
We may not hold an annual meeting of shareholders until after the consummation of our initial business combination. Our public shareholders will not have the right to elect directors prior to the consummation of our initial business combination.
In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on NYSE. There is no requirement under the Companies Law for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Moreover, our board of directors consists of members who were appointed by our sponsor and will serve a two-year
term. In addition, as holders of our Class A Ordinary Shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.
The grant of registration rights to our sponsor and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares.
Pursuant to the agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor and its permitted transferees can demand that we register their founder shares, after those shares convert to our Class A Ordinary Shares at the time of our initial business combination. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A Ordinary Shares issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans, may demand that we register such warrants or the Class A Ordinary Shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Ordinary Shares that is expected when the ordinary shares owned by our sponsor, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are not limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.
Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector (including the Proposed Business Combination), we intend to capitalize on the ability of our team to identify and acquire a business or businesses that can benefit from our team’s established global relationships and operating experience. Our amended and restated memorandum and articles of association prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.
We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the IPO than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form
10-K
regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.
We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.
We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.
To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
We are not required to obtain an opinion from an independent investment banking or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
Unless we complete our business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. However, if our Board of Directors is unable to determine the fair value of an entity with which we seek to complete an initial business combination based on such standards, we will be required to obtain an opinion.
We may issue additional Class A ordinary or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A Ordinary Shares upon the conversion of the Class B Ordinary Shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.
Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share, 50,000,000 Class B Ordinary Shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. There are 500,000,000 (excluding 26,551,482 Class A shares subject to possible redemption) and 43,362,130 (including the underwriters’ partial exercise of their over-allotment option and the forfeiture of 549,630 Class B Ordinary Shares) authorized but unissued Class A Ordinary Shares and Class B Ordinary Shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B Ordinary Shares. The Class B Ordinary Shares are automatically convertible into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A Ordinary Shares or equity-linked securities related to our initial business combination. There are no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A Ordinary Shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A Ordinary Shares to redeem the warrants as described in “Description of Securities—Warrants—Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $10.00” of the final prospectus filed on May 19, 2021 with the SEC or upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.
The issuance of additional ordinary or preferred shares:

•	may significantly dilute the equity interest of investors in the IPO;

•	may subordinate the rights of holders of Class A Ordinary Shares if preferred shares are issued with rights senior to those afforded our Class A Ordinary Shares;

•
could cause a change in control if a substantial number of Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A Ordinary Shares and/or warrants.
Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial business combination.
The founder shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis,
subject to adjustment for
share sub-divisions, share
capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A Ordinary Shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the total number of Class A Ordinary Shares outstanding after such conversion (after giving effect to any redemptions of Class A Ordinary Shares by public shareholders), including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, like the Proposed Business Combination, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.
Because we are a blank check company, with no current active business, we believe that it is likely that we will be a PFIC for our current taxable year, unless we are eligible for an exception to PFIC status for companies in their startup year. As discussed in greater detail in the section of the final prospectus filed with the SEC on May 19, 2021 captioned “Taxation—United States Federal Income Tax Considerations—U.S. Holders—Passive Foreign Investment Company Rules”, we cannot predict whether we will be entitled to the startup exception. In addition, we may be a PFIC in future taxable years, depending on the timing of our acquisition of a company or assets in a business combination and the amount of our passive income and assets as well as the passive income and assets of the acquired business in any such taxable year. Our actual PFIC status for our current taxable year or any subsequent taxable year will not be determinable until after the end of such taxable year (and, in the case of the startup exception to our current taxable year, possibly until after the end of our two taxable years following our startup year). Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year or any future taxable year. In addition, if we are a PFIC and, at any time, have a foreign subsidiary that is classified as a PFIC, U.S. Holders (as defined in the section of the final prospectus filed with the SEC on May 19, 2021 captioned “Taxation—United States Federal Income Tax Considerations—General”) generally would be deemed to own a portion of the shares of such lower-tier PFIC.
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A Ordinary Shares or warrants, the U.S. Holder may be subject to adverse United States federal income tax consequences and may be subject to additional reporting requirements, including in respect of lower-tier PFICs, if any. As described in more detail below in the section of the final prospectus filed with the SEC on May 19, 2021 captioned “Taxation—United States Federal Income Tax Considerations—U.S. Holders—Passive Foreign Investment Company Rules”, the adverse consequences to a U.S. Holder of investing in a PFIC may be mitigated by making and maintaining a qualified electing fund (“QEF”) election in respect of the PFIC. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a “PFIC Annual Information Statement,” in order to enable the U.S. Holder to make and maintain a QEF election with respect to us or a lower-tier PFIC, but there can be no assurance that we will timely provide such required information (or, in the case of a lower-tier PFIC, have the ability to obtain such information), and such election would be unavailable with respect to our warrants in all cases.
Alternatively, as described in more detail below in the section of the final prospectus filed with the SEC on May 19, 2021 captioned “Taxation—United States Federal Income Tax Considerations—U.S. Holders—Passive Foreign Investment Company Rules,” if we are a PFIC and our Class A Ordinary Shares are treated as marketable stock at the close of a U.S. Holder’s taxable year, the adverse consequences to the U.S. Holder of our status as a PFIC may be mitigated by making a mark-to-market
election with respect to such shares for such taxable year. If made, a mark-to-market election would be effective for the taxable year for which the election was made and for all subsequent taxable years unless the Class A Ordinary Shares ceased to qualify as “marketable stock” for purposes of the PFIC rules or the IRS consented to the revocation of the election. The mark-to-market
election will not be available in respect of any lower-tier PFICs.
We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to their investment in our securities, including the availability and effect of QEF elections and the mark-to-market election
as well as the possibility of lower-tier PFICs. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of the final prospectus filed with the SEC on May 19, 2021 captioned “Taxation—United States Federal Income Tax Considerations—U.S. Holders—Passive Foreign Investment Company Rules.”

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.
We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.
After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.
It is possible that after the consummation of our initial business combination (including the Proposed Business Combination), a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.
We are dependent upon our
co-founders,
officers and directors and their departure could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our co-founders,
officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, there can be no assurances that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
Any negative developments involving
our co-founders, management,
directors and companies with which they are currently or have been affiliated, including civil disputes, litigation, government or other investigations or other actual or alleged misconduct, unrelated to our business affairs could materially impact our ability to consummate an initial business combination.
Our co-founders, members
of our management team, our directors, and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business and other activities. As a result of such involvement, our co-founders, members
of our management, our directors and companies with which they are affiliated may become involved in or subject to civil disputes, litigation, governmental or other investigations, actual or alleged misconduct or other negative developments relating to their affairs unrelated to our company. For example,

Dr. Wang previously served as an independent director of ViewRay, Inc. from January 18, 2017 until July 15, 2019. A shareholder derivative lawsuit was filed on July 22, 2020 against ViewRay and named current and former officers and directors–including Dr. Wang and other directors then serving along with him during the period beginning May 10,
2018–as co-defendants, alleging
violations of federal securities laws, breach of fiduciary duties, wasted corporate assets and unjust enrichment, and based on factual assertions substantially similar to a class action lawsuit filed against ViewRay in September 2019 alleging violations of federal securities law and other claims. The derivative action has been deferred pending the decision of a motion to dismiss the class action lawsuit. The outcome of these litigation matters is uncertain given their early stage. Negative developments, including any negative publicity related thereto, may be detrimental to our reputation, may negatively affect our ability to identify and complete an initial business combination in a material manner, and may have an adverse effect on the price of our securities.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. There can be no assurance that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.
Our management may not be able to maintain control of a target business after our initial business combination.
We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Ordinary Shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A Ordinary Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.
The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our co-founders, officers
and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our co-founders, officers
and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. In addition, while our co-founder Mr. Xie
serves as a director or in other capacities with a number of other business enterprises, Mr. Xie does not serve as our director or officer and has no obligation to allocate any of his time to our business. Our independent directors also serve as officers and board members for other entities. If our co-founders’, officers’
and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.
Our co-founders, officers
and directors presently have, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Following the completion of the IPO and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses.
Our co-founders, officers
and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, and certain of our co-founders, officers
and directors are, and may in the future become, an officer or a director of other special purpose acquisition companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act. For example, William A. Houlihan, one of our directors, currently serves as an officer of other special purpose acquisition companies including as the Chief Financial Officer for Thunder Bridge Capital Partners III Inc., a blank check company, and for Thunder Bridge Capital Partners IV Inc., a blank check company, and may in the future serve as an officer for any new special purpose acquisition companies affiliated with the sponsors of Thunder Bridge Capital Partners III Inc. and Thunder Bridge Capital Partners IV Inc.
Our officers and directors may be subject to a variety of conflicts of interest relating to their responsibilities to other ventures with which they may be affiliated. Such individuals may serve as members of management or a board of directors (or in similar such capacity) to various other entities. Such positions may create a conflict between the advice and investment opportunities provided to such entities and the responsibilities owed to us. The other entities in which such individuals may become involved may have investment objectives that overlap with ours, and our officers and directors may become aware of business opportunities that may be appropriate for presentation to us and such other entities. Accordingly, our directors and officers may have conflicts of interests in determining to which entity a particular business opportunity should be presented. Furthermore, certain of our officers and directors may have a greater financial interest in the performance of such other entities than our performance. Such involvement may create conflicts of interest in sourcing investment opportunities on our behalf and on behalf of such other entities. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.
Additionally,
our co-founder Shihuang
“Simon” Xie does not serve as our director or officer and has no fiduciary or contractual duties to present investment opportunities to us. At the same time, Mr. Xie is subject to certain fiduciary or contractual duties to other entities for which he serves as a director or officer, or in another capacity, including entities that may have investment objectives that overlap with ours. As a result of these duties owed to other entities, investment opportunities that may otherwise be suitable for us may not be presented to us by Mr. Xie or our sponsor.
Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our co-founders, officers,
directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits
our co-founders, directors,
officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our co-founders, directors
or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of
our co-founders, directors
and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, co-founders, officers,
directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our
sponsor, co-founders, officers
and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our co-founders,
officers and directors may also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, co-founders, officers
and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business—Effecting our initial business combination—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, co-founders, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.
Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
As of the date of this report, our sponsor, officers and directors own an aggregate of 6,637,870 founder shares. In addition, our sponsor owns 7,310,297 private placement warrants, each exercisable into one Class A Ordinary Share at a price of $11.50 per share. Such founder shares and private placement warrants will be worthless if we do not complete an initial business combination.
The founder shares are identical to the ordinary shares included in the units sold in our initial public offering except that (i) holders of the founder shares have the right to vote on the election of directors prior to our initial business combination, (ii) the founder shares are subject to certain transfer restrictions, (iii) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by May 20, 2023 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame) and (iv) the founder shares will automatically convert into our Class A Ordinary Shares at the time of our initial business combination, on a one-for-one
basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our amended and restated memorandum and articles of association.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.
Our sponsor paid an aggregate of $25,000 for the founder shares, or approximately $0.004 per founder share, and certain institutional and professional accredited investors have paid $3.00 per share and $1.00 per warrant to receive founder shares and private placement warrants in the future. As a result of these low initial prices, our sponsor, these institutional and professional accredited investors, their affiliates and our team stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public shareholders.
As a result of the low acquisition cost of our founder shares, our sponsor, certain institutional and professional accredited investors, their affiliates and our team members who hold founder shares could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public shareholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing entity or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares.
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption
amount received by public shareholders may be less than $10.00 per share.
The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share
of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption
amount received by public shareholders may be less than $10.00 per share.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,
each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business
combination activity; or (iii) absent an initial business combination within 24 months from the closing of the IPO, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our Units, Class A ordinary shares and redeemable warrants are listed on the NYSE. We cannot assure you that our securities will be, or will continue to be, listed on NYSE in the future. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, in order for our Class A Ordinary Shares to be listed upon the consummation of our initial business combination, at such time, our share price would generally be required to be at least $4.00 per share, our global market capitalization would be required to be at least $200,000,000, the aggregate market value of publicly-held shares would be required to be at least $100,000,000 and we would be required to have at least 400 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time. NYSE will also have discretionary authority to not approve our listing if it determines that the listing of the company to be acquired is against public policy at that time.
On November 9, 2021, the Company received the Notice from the staff of NYSE Regulation of the NYSE indicating that the Company is not currently in compliance with NYSE continued listing standards that require the Company to maintain a minimum of 300 public shareholders on a continuous basis. On February 4, 2022, the NYSE removed the Company from NYSE’s “Watch List” and informed the Company that it is now considered a “company back in compliance” in relation to the NYSE’s continued listing standards.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market.
If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A Ordinary Shares are a “penny stock” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A Ordinary Shares and warrants will be listed on NYSE, our units, Class A Ordinary Shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A Ordinary Shares or certain exemptions are available.
If the issuance of the Class A Ordinary Shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A Ordinary Shares included in the units.
We are not registering the Class A Ordinary Shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A Ordinary Shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.
In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.
If our Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.
In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.
You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A Ordinary Shares from such exercise than if you were to exercise such warrants for cash.
The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A Ordinary Shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A Ordinary Shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A Ordinary Shares from such exercise than if you were to exercise such warrants for cash.
Our warrants are expected to be accounted for as derivative liabilities and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.
We issued 8,333,333 and 517,161 warrants as part of the units offered in the IPO and on July 2, 2021, respectively. Simultaneously with the closing of the IPO and on July 2, 2021, we issued in private placements, 7,000,000 and 310,297 private placement warrants, respectively. We expect to account for both the warrants underlying the units offered in the IPO and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated
for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize
non-cash
gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.
Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.
Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Our initial shareholders paid an aggregate of $25,000, or approximately $0.004 per founder share and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A Ordinary Shares.
The difference between the public offering price per share (allocating all of the unit purchase price to the Class A Ordinary Share and none to the warrant included in the unit) and the pro forma net tangible book value per share of our Class A Ordinary Shares after the IPO constitutes the dilution to you and the other investors in the IPO. Our initial shareholders acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon closing of the IPO, and assuming no value is ascribed to the warrants included in the units, you and the other public shareholders will incur an immediate and substantial dilution of approximately 94.5% (or $9.45 per share, assuming no exercise of the underwriters’ over-allotment option), the difference between the pro forma net tangible book value per share after the IPO of $0.55 and the initial offering price of $10.00 per unit. This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis
upon conversion of the founder shares at the time of our initial business combination. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A Ordinary Shares.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the final prospectus filed with the SEC on May 19, 2021, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the public warrants and (b) all other modifications or amendments require the vote or written consent of the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants or solely affects the terms of the private placement warrants or any provision of the warrant agreement solely with respect to the private placement warrants will also require at least a majority of the then outstanding private placement warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A Ordinary Shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of our warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This choice-of-forum provision
may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A Ordinary Share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (iii) the Market Value of our Class A Ordinary Shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to consummate an initial business combination with a target business.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of our Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share
capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a
30 trading-day period
ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the 30-day redemption
period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.

In addition, we may redeem outstanding warrants (including, in certain cases, the placement warrants) after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that the last reported sales price of our Class A Ordinary Shares equals or exceeds $10.00 per share (as adjusted for split-ups, share
dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30 trading-day period
commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A Ordinary Shares to be determined based on the redemption date and the fair market value of our Class A Ordinary Shares. Please see “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $10.00” of the final prospectus filed on May 19, 2021 with the SEC. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in
which case you would lose any potential embedded value from a subsequent increase in the value of the Class A Ordinary Shares had your warrants remained outstanding.
Our warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial business combination.
We issued warrants to purchase 8,333,333 and 517,161 of our Class A Ordinary Shares as part of the units offered in the IPO and on July 2, 2021, respectively. Simultaneously with the closing of the IPO and on July 2, 2021, we issued in private placements, 7,000,000 and 310,297 private placement warrants, respectively, at $1.00 per warrant. Our public warrants are also redeemable by us for Class A Ordinary Shares as described in “Description of Securities—Warrants—Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $10.00” of the final prospectus filed on May 19, 2021 with the SEC. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A Ordinary Shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A Ordinary Shares and reduce the value of the Class A Ordinary Shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.
Because each unit contains
one-third
of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.
Each unit contains
one-third
of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A Ordinary Shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third
of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.
If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.
If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles and challenges in collecting accounts receivable;

•
tax issues, including but not limited to rules regarding controlled foreign corporations or passive foreign investment companies, tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.
The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.
Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.
In the event we acquire
a non-U.S. target,
all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.
We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.
In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.
We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.
We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.
We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We may have operations, enter into agreements with third parties and make sales in Asia, which may experience corruption. Our proposed activities in Asia create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.
We may be subject to certain risks associated with acquiring and operating businesses in the People’s Republic of China.
If we do not complete the Proposed Business Combination, we may be subject to certain risks associated with acquiring and operating business in the People’s Republic of China (“PRC”) in our search for a business combination and operation of any target business with which we ultimately consummate a business combination.
First, certain rules and regulations concerning mergers and acquisitions by foreign investors in the PRC may make merger and acquisition activities by foreign investors more complex and time consuming, including, among others:

•
the requirement that the Ministry of Commerce of the PRC (the “MOFCOM”) be notified in certain circumstances in advance of any change-of-control transaction
in which a foreign investor takes control of a PRC domestic enterprise or any concentration of undertaking if certain thresholds are triggered;

•
the authority of certain government agencies to have scrutiny over the economics of an acquisition transaction and requirement for consideration in a transaction to be paid within stated time limits; and

•
the requirement for mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns to be subject to strict review by the MOFCOM.

Complying with these and other requirements could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts, may delay or inhibit our ability to complete such transactions, which could affect our ability to acquire PRC-based businesses.
A business combination we propose may not be able to be completed if the terms of the transaction do not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.
In addition, the PRC currently prohibits and/or restricts foreign ownership in certain “important industries,” including telecommunications, food production and heavy equipment. There are uncertainties under certain regulations whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries. There is no assurance that the PRC government will not apply restrictions in other industries. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or those having “famous brand names” or “well-established brand names.” Subject to the review and approval requirements of the relevant agencies and the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted local parties. If we choose to effect a business combination that employs the use of these types of control arrangements, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership due to limited implementation guidance provided with respect to such regulations. If the government of the PRC finds that the agreements we entered into to acquire control of a target business through contractual arrangements with one or more operating businesses do not comply with local governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations.

If we effect our initial business combination with a business located in the PRC, a substantial portion of our operations may be conducted in the PRC, and a significant portion of our net revenues maybe derived from customers where the contracting entity is located in the PRC. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake may be subject, to a significant extent, to economic, political and governmental and legal developments, laws and regulations in the PRC. For instance, all or most of our material agreements may be governed by PRC law and we may have difficulty in enforcing our legal rights because the system of laws and the enforcement of existing laws in PRC may not be as certain in implementation and interpretation as in the United States. In addition, contractual arrangements we enter into with potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct operations through affiliates in the PRC may be subject to a high level of scrutiny by the relevant PRC tax authorities. We may also be subject to restrictions on dividend payments after we consummate a business combination and if we rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations.
The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors and certain other People’s Republic of China regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.
The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”) and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change-of-control transaction
in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the MOFCOM shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.
Substantial uncertainties exist with respect to the interpretation and implementation of the Foreign Investment Law and how it may impact our ability to pursue growth through acquisition in China.
On March 15, 2019, the PRC National People’s Congress approved the Foreign Investment Law, which came into effect on January 1, 2020 and replaces the trio of existing laws regulating foreign investment in the PRC, namely, the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Invested Enterprise Law, together with their implementation rules and ancillary regulations and become the legal foundation for foreign investment in the PRC. Meanwhile, the Implementation Regulation of the Foreign Investment Law and the Measures for Reporting of Information on Foreign Investment came into effect as of January 1, 2020, which clarified and elaborated the relevant provisions of the Foreign Investment Law.
The Foreign Investment Law sets out the basic regulatory framework for foreign investments and proposes to implement a system of pre-entry national
treatment with a negative list for foreign investments, pursuant to which (i) foreign entities and individuals are prohibited from investing in the areas that are not open to foreign investments, (ii) foreign investments in the restricted industries must satisfy certain requirements under the law, and (iii) foreign investments in business sectors outside of the negative list will be treated equally with domestic investments. The Foreign Investment Law also sets forth necessary mechanisms to facilitate, protect and manage foreign investments and proposes to establish a foreign investment information reporting system, through which foreign investors or foreign-invested enterprises are required to submit initial report, report of changes, report of deregistration and annual report relating to their investments to the Ministry of Commerce, or MOFCOM, or its local branches.

If, after our initial business combination, substantially all of our assets will be located in China and substantially all of our revenue will be derived from our operations there, our results of operations and prospects and trading prices of our securities will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in China as well as litigation and publicity surrounding China-based companies listed in the United States.
The economic, political and social conditions, as well as government policies, of China could affect our business. The economies in Asia differ from the economies of most developed countries in many respects. For the most part, such economies have grown at a rate in excess of the United States; however, (1) such economic growth has been uneven, both geographically and among various sectors of the economy and (2) such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.
We believe that litigation and negative publicity surrounding companies with operations in China that are listed in the United States have negatively impacted stock prices for these companies. Various equity-based research organizations have published reports on China-based companies after examining their corporate governance practices, related party transactions, sales practices and financial statements, and these reports have led to special investigations and listing suspensions on U.S. national exchanges. Any similar scrutiny of our assets and operation, in China, if any, regardless of its lack of merit, could result in a diversion of management resources and energy, potential costs to defend ourselves against rumors, decreases and volatility in the trading price of our securities, and increased directors and officers insurance premiums and could have an adverse effect upon our business, including our results of operations, financial condition, cash flows and prospects.
Contractual arrangements we enter into with potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct operations through affiliates in the PRC may be subject to a high level of scrutiny by the relevant tax authorities.
Under the laws of the PRC, arrangements and transactions among related parties may be subject to audit or challenge by the relevant tax authorities. If any of the transactions we enter into with potential future subsidiaries and affiliated entities are found not to be on an arm’s-length basis,
or to result in an unreasonable reduction in tax under local law, the relevant tax authorities may have the authority to disallow any tax savings, adjust the profits and losses of such potential future local entities and assess late payment interest and penalties. A finding by the relevant tax authorities that we are ineligible for any such tax savings, or that any of our possible future affiliated entities are not eligible for tax exemptions, would substantially increase our possible future taxes and thus reduce our net income and the value of a shareholder’s investment. In addition, in the event that in connection with an acquisition of an offshore entity that conducted its operations through affiliates in the PRC, the sellers of such entities failed to pay any taxes required under local law, the relevant tax authorities could require us to withhold and pay the tax, together with late-payment interest and penalties. The occurrence of any of the foregoing could have a negative impact on our operating results and financial condition.
China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations, could have a material adverse effect on our business.
A substantial portion of our operations may be conducted in China, and a significant portion of our net revenues may be derived from customers where the contracting entity is located in China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake may be subject, to a significant extent, to economic, political and legal developments in China.
China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for target services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to purchase our services and products, which in turn could reduce our net revenues.

Although China’s economy has been transitioning from a planned economy to a more market oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the economy in China and could have a material adverse effect on our business.
The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us. China’s social and political conditions may change and become unstable. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business and results of operations.
If we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.
If we effect our initial business combination with a business located in the PRC, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations, including any contractual arrangements through which we acquire control of target business as described above. We cannot assure you that we or the target business will be able to enforce any of its material agreements or that remedies will be available in this jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. In addition, the judiciary in the PRC is relatively inexperienced compared to others in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. In addition, to the extent that our target business’s material agreements are with governmental agencies in the PRC, we may not be able to enforce or obtain a remedy from such agencies due to sovereign immunity, in which the government is deemed to be immune from civil lawsuit or criminal prosecution. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.
After we consummate a business combination in China, our operating company in China will be subject to restrictions on dividend payments.
After we consummate a business combination, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.
We may face additional and distinctive risks if we acquire a financial technology business.
Business combinations with financial technology businesses may involve special considerations and risks. If we complete our initial business combination with a financial technology business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

•
If the company or business we acquire provides products or services which relate to the facilitation of financial transactions, such as funds or securities settlement system, and such product or service fails or is compromised, we may be subject to claims from both the firms to whom we provide our products and services and the clients they serve;

•	If we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline;

•	Our ability to provide financial technology products and services to customers may be reduced or eliminated by regulatory changes;

•	Any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;

•	Difficulties with any products or services we provide could damage our reputation and business;

•	A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business;

•	We may not be able to protect our intellectual property and we may be subject to infringement claims; and

•	We and any business or company we acquire may not be able to adapt to the complex and evolving regulatory environment for financial technology services in China.
Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to financial technology businesses. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.
If the government of the PRC finds that the agreements we entered into to acquire control of a target business through contractual arrangements with one or more operating businesses do not comply with local governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations.
The PRC currently prohibits and/or restricts foreign ownership in certain “important industries,” including telecommunications, food production and heavy equipment. There are uncertainties under certain regulations whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries. For example, the PRC may apply restrictions in other industries in the future. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or those having “famous brand names” or “well-established brand names.”
If we or any of our potential future target businesses are found to be in violation of any existing or future local laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited), the relevant regulatory authorities might have the discretion to:

•	revoke the business and operating licenses of the potential future target business;

•	confiscate relevant income and impose fines and other penalties;

•	discontinue or restrict the operations of the potential future target business;

•	require us or the potential future target business to restructure the relevant ownership structure or operations;

•	restrict or prohibit our use of the proceeds of the IPO to finance our businesses and operations in the relevant jurisdiction; or

•	impose conditions or requirements with which we or the potential future target business may not be able to comply.
If we acquire control of a target business through contractual arrangements with one or more operating businesses in the PRC, such contracts may not be as effective in providing operational control as direct ownership of such business and may be difficult to enforce.
We will only acquire a business or businesses that, upon the consummation of our initial business combination, will be our majority-owned subsidiaries and will be neither investment companies nor companies excluded from the definition of an investment company by Section 3(c)(1) or 3(c)(7) of the Investment Company Act. However, the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide-ranging, including, for example, certain aspects of telecommunications, food production, and heavy equipment manufacturers. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous brand names” or “well-established brand names.” Subject to the review and approval requirements of the relevant agencies for acquisitions of assets and companies in the relevant jurisdictions and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted local parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may provide exceptions to the merger and acquisition regulations mentioned above since these types of arrangements typically do not involve a change of equity ownership in the operating company. The agreements would be designed to provide our company with the economic benefits of, and control over, the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of local parties who would be our nominees and, therefore, may exempt the transaction from certain regulations, including the application process required thereunder.

However, since there has been limited implementation guidance provided with respect to such regulations, the relevant government agency might apply them to a business combination effected through contractual arrangements. If such an agency determines that such an application should have been made or that our potential future target businesses are otherwise in violation of local laws or regulations, consequences may include confiscating relevant income and levying fines and other penalties, revoking business and other licenses, requiring restructure of ownership or operations, requiring discontinuation or restriction of the operations of any portion or all of the acquired business, restricting or prohibiting our use of the proceeds of the IPO to finance our businesses and operations and imposing conditions or requirements with which we or potential future target businesses may not be able to comply. These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under local laws and regulations. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under local law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to offset the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.
PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in our Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC laws.
In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities as well as foreign individuals that are deemed as PRC residents for foreign exchange administration purpose) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we make in the future.
Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change, including, among other things, any major change of a PRC resident shareholder, name or term of operation of the SPVs, or any increase or reduction of the SPVs’ registered capital, share transfer or swap, merger or division. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE or its branches. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

We cannot provide assurance that our shareholders that are PRC residents comply with all of the requirements under SAFE Circular 37 or other related rules. Failure or inability of our PRC resident shareholders to comply with the registration procedures set forth in these regulations may subject us to fines and legal sanctions, restrict our cross-border investment activities, limit the ability of our wholly foreign-owned subsidiary in China to distribute dividends and the proceeds from any reduction in capital, share transfer or liquidation to us, and we may also be prohibited from injecting additional capital into the subsidiary. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions. As a result, our business operations and our ability to distribute profits to you could be materially and adversely affected.
Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.
Certain existing or future U.S. laws and regulations may restrict or eliminate our ability to complete a business combination with certain companies, particularly those target companies in China.
The Public Company Accounting Oversight Board (“PCAOB”) is currently unable to conduct inspections on accounting firms in the PRC without the approval of the Chinese government authorities. The auditor and its audit work in the PRC may not be inspected fully by the PCAOB. Inspections of other auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating the PRC auditor’s audits and its quality control procedures. As a result, shareholders may be deprived of the benefits of PCAOB inspections if we complete a business combination with such companies.
Further, future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the recently enacted Holding Foreign Companies Accountable Act (the “HFCAA”) would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. We may not be able to consummate a business combination with a favored target business due to these laws. Furthermore, the documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare.
Additionally, other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.
We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.
We have been advised by Maples and Calder, our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.
Past performance by
our co-founders, management
team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.
Information regarding
our co-founders, management
team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our co-founders, management
team, their affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our co-founders, management team, and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our team or their affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. The recent inauguration of a new administration in the U.S. could result in significant changes to regulatory policy and the promulgation of new laws and regulations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Ordinary Shares held by non-affiliates equals
or exceeds $700 million as of any June 30
th
 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates equals
or exceeds $250 million as of the prior June 30
th
, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates equals
or exceeds $700 million as of the prior June 30
th
. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
Although we have no commitments as of the date of this Annual Report on Form
10-K
to issue any notes or other debt securities, or to otherwise incur outstanding debt following the IPO, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A Ordinary Shares;
•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Ordinary Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from the IPO (including the proceeds from the partial exercise of the overallotment option) and the sale of the private placement of warrants provided us with $256,231,212 that we may use to complete our initial business combination, including the Proposed Business Combination (after taking into account the $9,293,019 of deferred underwriting commissions being held in the trust account).
We may effectuate our initial business combination with a single target business, such as the Proposed Business Combination, or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.
Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, co-founders, officers,
directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.
In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of
the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months of the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination
activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of
our ordinary shares who attend and vote at a general meeting of the company (or 65% of our ordinary shares who attend and vote at a general meeting of the company with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.
Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination
activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of
the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 50% of our ordinary shares who attend and vote at a general meeting of the company. Our initial shareholders, who will collectively beneficially own 20% of our ordinary shares upon the closing of the IPO (assuming they do not purchase any units in the IPO), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination
behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.
Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business
combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.
Our letter agreement with our
sponsor, co-founders, officers
and directors may be amended without shareholder approval.
Our letter agreement with our
sponsor, co-founders, officers
and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following the date of final prospectus, filed on May 19, 2021 with the SEC, will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
We intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, co-founders, officers,
directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by shareholders may be less than $10.00 per share,” under certain circumstances our public shareholders may receive less than $10.00 per share upon the liquidation of the trust account.
Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
Upon closing of the IPO, our initial shareholders own 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form
10-K.
Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. In addition, our board of directors consists of members who were appointed by our sponsor and will serve a two-year
term. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.
Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on
Form 10-K for
the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 950 Third Avenue, 25th Floor New York, New York 10022. Such facility is provided by our sponsor for a monthly charge of $10,000 for office space, utilities, and secretarial and administrative support. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings
To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
(a) Market Information
Our units, Class A Ordinary Shares and warrants are each traded on the NYSE under the symbols “POND.U,” “POND” and “POND WS”, respectively. Our units commenced public trading on May 18, 2021, and our Class A Ordinary Shares and warrants commenced public trading on July 9, 2021.

(b) Holders
On February 22, 2022, there was 1 holder of record of our units, 1 holder of record of our Class A Ordinary Shares and 2 holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A common stock and warrants are held of record by banks, brokers and other financial institutions.
(c) Dividends
We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
(d) Securities Authorized for Issuance Under Equity Compensation Plans.
None.
(e) Recent Sales of Unregistered Securities
None.
(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	[Reserved]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “Company,” “us,” “our” or “we” refer Angel Pond Holdings Corporation The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.
Cautionary Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Form
10-K
including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form
10-K,
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

Overview
The Company is a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial business combination using cash from the proceeds of our initial public offering and sale of the private placement warrants, the proceeds of the sale of our securities in connection with our initial business combination (pursuant to backstop agreements we may enter into), our shares, debt or a combination of cash, stock and debt.
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

As indicated in the accompanying financial statements, at December 31, 2021, we had $487,993 held outside the trust account that is available to us to fund our working capital requirements and $265,524,231 held inside the trust account.

Results of Operations
For the period from January 18, 2021 (date of inception) through December 31, 2021, we had net income of $1,876,897, which consists of formation and operating costs of $1,995,702, interest income of $9,410 on monies held in our Trust Account and income related to the change in fair value of the warrant liability of $3,863,189. Our entire activity from inception to May 20, 2021 was in preparation for our initial public offering. Since the consummation of our initial public offering through December 31, 2021, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
Liquidity and Capital Resources
Prior to the consummation of our initial public offering, our only sources of liquidity were an initial purchase of founder shares for $25,000 by the sponsor, and a total of $300,000 of loans and advances by the sponsor.
On May 20, 2021, we consummated our initial public offering in which we sold 25,000,000 Units at a price of $10.00 per Unit generating gross proceeds of $250,000,000 before underwriting fees and expenses. Simultaneously with the consummation of our initial public offering, we consummated the private placement of 7,000,000 private placement warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per shares, to the sponsor, at a price of $1.00 per private placement warrant, generating gross proceeds, before expenses, of $7,000,000.
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
As of December 31, 2021, we have available to us $487,993 of cash on our balance sheet and working capital of $228,329. We will use these funds primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in our trust account are unavailable to fund operating expenses.
In order to finance transaction costs in connection with the initial business combination, the sponsor or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial business combination, the Company would repay such loaned amounts. In the event that the initial business combination does not occur, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the sponsor. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account.

Off-Balance
Sheet Financing Arrangements
As of December 31, 2021, we have no obligations, assets or liabilities which would be considered off-balance
sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements.
We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial
assets.
Contractual Obligations
At December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
The underwriters were paid a cash underwriting fee of 2% of gross proceeds of the initial public offering, or $6,900,000. In addition, the underwriters are entitled to aggregate deferred underwriting commissions of $9,293,019 consisting of (i) 3.5% of the gross proceeds of the initial public offering. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement by and among the Company, Goldman Sachs (Asia) L.L.C. and J.P. Morgan.
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
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
Net Income Per Ordinary Share
Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class
method, have been excluded from the calculation of income per ordinary share for the period from January 18, 2021 (inception) through December 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the period from January 18, 2021 (inception) through December 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature.
Offering Cost
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to our initial public offering. Offering costs amounting to $15,137,827 consisting of $5,310,293 of underwriting fees, $9,293,019 of deferred underwriting fees and $534,515 of other costs. $514,236 of the total underwriting costs were expenses in connection with the warrant liability and the balance was charged to equity.
Income Taxes
The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands.
Ordinary shares subject to possible redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Recent Accounting Pronouncements
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data
Reference is made to pages
F-1
through
F-20
comprising a portion of this Annual Report on Form
10-K.

ANGEL POND HOLDINGS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Angel Pond Holdings Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Angel Pond Holdings Corp. (the “Company”) as of December 31, 2021, and the related statement of operations, stockholders’ equity (deficit), and cash flows for the period from January 18, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 18, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2021.
Houston, Texas
March 15, 2022

ANGEL POND HOLDINGS CORPORATION
BALANCE SHEET
December 31, 2021

ASSETS
Current assets
Cash	$487,993
Prepaid expenses	521,584

Total current assets	1,009,577
Cash and marketable securities held in Trust Account	265,524,231

Total assets	$266,533,808

LIABILITIES AND SHAREHOLDERS’ EQUITY(DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$781,248

Total current liabilities	781,248
Warrant liability	12,516,912
Deferred underwriting fee payable	9,293,019

Total liabilities	22,591,179

Ordinary Shares subject to possible redemption, 26,551,482 shares at December 31, 2021, redemption value	265,524,231

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 issued and outstanding (excluding 26,551,482 Class A ordinary shares subject to possible redemption )	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,637,870 shares issued and outstanding (1)	664
Additional paid in capital	—
Accumulated deficit	(21,582,266)

Total shareholders’ equity (deficit)	(21,581,602)

Total Liabilities and shareholders’ equity (deficit)	$266,533,808

(1)	The shares and the associated amounts have been retroactively restated to reflect the surrender of 1,437,500 and 549,630 Class B shares on May 18, 2021 and July 2, 2021, respectively (see Note 2).
See accompanying notes to the financial statements.

ANGEL POND HOLDINGS CORPORATION
STATEMENT OF OPERATIONS
For the Period from January 18, 2021 (Date of Inception) through December 31, 2021

Formation costs and other operating expenses	$1,995,702

Loss from operations	(1,995,702)
Other Income:
Interest income	9,410
Change in fair value of warrant liability	3,863,189

Net income	$1,876,897

Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted (1)	17,600,489
Basic and diluted net income per ordinary share of Class A redeemable shares	$0.08
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted (1)	6,637,870
Basic and diluted net income per share of Class B non-redeemable ordinary shares	$0.08

(1)	The shares and the associated amounts have been retroactively restated to reflect the surrender of 1,437,500 and 549,630 Class B shares on May 18, 2021 and July 2, 2021, respectively (see Note 2).
See accompanying notes to the financial statements.

ANGEL POND HOLDINGS CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the Period from January 18, 2021 (Date of Inception) through December 31, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance—January 18, 2021 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Sale of 25,000,000 Units, net of underwriters discount and offering costs	25,000,000	2,500	—	—	227,865,729	—	227,868,229
Ordinary shares subject to redemption	(25,000,000)	(2,500)	—	—	(227,890,010)	(22,108,354)	(250,000,864)
Option for sale of 1,551,482 units, net of underwriters discount	1,551,482	155	—	—	14,172,347	—	14,172,502
Forfeiture of Class B ordinary shares	—	—	(549,630)	(55)	55	—	—
Ordinary shares subject to redemption	(1,551,482)	(155)	—	—	(14,172,402)	(1,350,809)	(15,523,366)
Net income	—	—	—	—	—	1,876,897	1,876,897

Balance—December 31, 2021	—	$—	6,637,870	$664	$—	$(21,582,266)	$(21,581,602)

(1)	The shares and the associated amounts have been retroactively restated to reflect the surrender of 1,437,500 and 549,630 Class B shares on May 18, 2021 and July 2, 2021, respectively (see Note 2).
See accompanying notes to the financial statements.

ANGEL POND HOLDINGS CORPORATION
STATEMENT OF CASH FLOWS
For the Period from January 18, 2021 (Date of Inception) through December 31, 2021

Cash flow from operating activities:
Net income	$1,876,897
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in Trust Account	(9,410)
Change in fair value of warrant liability	(3,863,189)
Transaction costs allocable to warrant liability	733,547
Changes in operating assets and liabilities:
Prepaid expenses	(521,584)
Accounts payable and accrued expenses	781,248

Net cash used in operating activities	(1,002,491)

Cash flows from investing activities:
Investment of cash in Trust Account	(265,514,820)

Net cash used in investing activities	(265,514,820)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	260,204,522
Proceeds from sale of Class B ordinary shares	25,000
Proceeds from promissory note—related party	300,000
Proceeds from sale of Private Placement Warrants	7,310,297
Repayment of promissory note—related party	(300,000)
Payments of deferred offering costs	(534,515)

Net cash provided by financing activities	267,005,304

Net change in cash	487,993
Cash at the beginning of the period	—

Cash at the end of the period	$487,993

Non-Cash investing and financing activities:
Initial Classification of Class A shares subject to redemption	$265,514,820
Change in value of Class shares subject to redemption	9,411
Deferred underwriting fee payable	9,293,019
Initial measurement of warrants issued in connection with the Public Offering accounted for as liabilities	8,850,494
See accompanying notes to the financial statements.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Angel Pond Holdings
Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 18, 2021. The Company was incorporated for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization, or other similar business combination with one or more businesses. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
Our only activities from inception to December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on May 12, 2021. On May 20, 2021 the Company consummated the Initial Public Offering of 25,000,000 units (“Units” and, with respect to Class A Ordinary Shares included in the Units offered, the “Public Shares”), generating gross proceeds of $250,000,000, which is described in
Note 3.
Simultaneously

with
 the closing of the Initial Public Offering and on July 2, 2021, the Company consummated the sale of
7,000,000
and 310,297 private placement warrants, respectively (the “Private Placement Warrants”) at a price of $
1
per warrant in a private placement to Angel Pond Partners LLC (the “Sponsor”), generating gross proceeds of $
7,000,000
and $310,297, respectively, which are described in
Note 4.
Following
 the closing
 of the Initial Public Offering on May 20, 2021, an amount of $
250,000,000
($
10.00
per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of
188
days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s shareholders, as described below.
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
Transaction costs amounted to $15,137,827 consisting of $5,310,293 of underwriting fees, $9,293,019 of deferred underwriting fees (see Note 6) and $534,515 of other costs. $514,236 of the total underwriting costs were expenses in connection with the warrant liability and the balance was charged to equity. In addition, at the closing of the initial public offering, $753,772 of cash was held outside of the Trust Account and is available for working capital purposes.
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

The Company

will have until May 20, 2023 to consummate a Business Combination. If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $
100,000
 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the 24-month time period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $487,993 in cash and no cash equivalents as of December 31, 2021.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no
unrecognized tax benefits and
no
amounts accrued for interest and penalties as of December 31, 2021. The Company is currently no
t aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.
There is currently
no
taxation imposed on income by the Government of the Cayman Islands.

Shares Subject to Possible Redemption
The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Offering Costs
Offering costs
consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to our initial public offering. Offering costs amounting to $
15,137,827
consisting of $
5,310,293
of underwriting fees, $
9,293,019
of deferred underwriting fees and $
534,515
of other costs. $
514,236
of the total underwriting costs were expenses in connection with the warrant liability and the balance was charged to equity.
Cash Held in Trust Account
At December 31, 2021, the assets held in the Trust Account were invested in a money market fund.
Net Income Per Ordinary Share
Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class
method, have been excluded from the calculation of income per ordinary share for the period from January 18, 2021 (inception) through December 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the period from January 18, 2021 (inception) through December 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.
A reconciliation of net income per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption for the period from January 18, 2021 (Date of Inception) through December 31, 2021 is as follows:

	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$1,362,894	$514,003
Denominator:
Basic and diluted weighted average common shares outstanding	17,600,489	6,637,870
Basic and diluted net income per share	$0.08	$0.08

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
Subsequent Events
Management of the Company evaluates events that have occurred after the balance sheet date of December 31, 2021 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent
events that would have required adjustment or disclosure in the financial statements, except for the following:
On December 26, 2021, the Company submitted to the NYSE a business plan that demonstrates how the Company expects to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the Notice (the “Business Plan”). The Company anticipates that it will satisfy this listing requirement within such time period once it consummates an initial business combination. On February 4, 2022, the NYSE removed the Company from NYSE’s “Watch List” and informed the Company that it is now considered a “company back in compliance” in relation to the NYSE’s continued listing standards.
On January 31, 2022, the Company entered into a Business Combination Agreement (the “Merger Agreement”) by and between the Company, Mangomill plc, a public limited company incorporated in Ireland (“Irish Holdco”), Meridian MergerSub Inc., a Cayman Islands exempted company and a wholly owned subsidiary of Irish Holdco (“Merger Sub”), and MariaDB Corporation Ab, a Finnish private limited liability company (“MariaDB”).
Pursuant to the Merger Agreement, (i) Merger Sub will merge with and into the Company with the Company being the surviving entity (the “Domestication Merger”) and (ii) MariaDB will merge with and into Irish Holdco with Irish Holdco continuing as the surviving entity (the “Merger”). Following the Merger, the Company will be liquidated (the “Liquidation,” and together with the Merger, the Domestication Merger and the other transactions contemplated by the Merger Agreement, the “Proposed Business Combination”). In connection with the Proposed Business Combination, Irish Holdco will change its name to “MariaDB plc”.

As a

result of the Domestication Merger, each issued and outstanding Class A Ordinary Share and Class B ordinary share of the Company will convert into the right to receive one
ordinary share of Irish Holdco (“Irish Holdco Ordinary Shares”), and each issued and outstanding warrant to purchase Class A Ordinary Shares of the Company will be exercisable by its terms to purchase an equal number of Irish Holdco Ordinary Shares.
The aggregate
share consideration to be distributed to holders of MariaDB securities at the effective time of the Merger (the “Effective Time”) is 62,256,428 Irish Holdco Ordinary Shares. At the Effective Time, and without any action on the part of any party or holder of any of its securities:

c)
each MariaDB ordinary share (“MariaDB Ordinary Share”) issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive a number of Irish Holdco Ordinary Shares equal to the Exchange Ratio (as defined in the Merger Agreement); and

d)
each equity award that is issued and outstanding under MariaDB’s equity incentive plans (each, a “Company Equity Award”) as of immediately prior to the Effective Time shall be automatically converted into an equity award to be settled in Irish Holdco Ordinary Shares on the same terms and conditions as were applicable to such Company Equity Award immediately prior to the Effective Time, equal to the product of the number of MariaDB Ordinary Shares subject to such Company Equity Award and the Exchange Ratio, at an exercise price per share equal to the exercise price per share of such Company Equity Award divided by the Exchange Ratio.

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) the APHC Available Cash (as defined in the Merger Agreement) shall not be less than $100,000,000, (ii) approval of the Proposed Business Combination by the respective shareholders of the Company and MariaDB, (iii) the consummation of a private placement pursuant to the Subscription Agreements (as defined below) for an aggregate purchase price of $
18,200,000
(the “PIPE Investment”), (iii) the sum of cash in the Trust Account (after giving effect to the APHC Share Redemptions (as defined in the Merger Agreement) but without giving effect to the payment of transaction expenses) and any Additional PIPE Investment Amount (as defined in the Merger Agreement) shall be at least $15,000,000, (iv) effectiveness of the registration statement on Form
S-4
to be filed by Irish Holdco in connection with the Proposed Business Combination, (v) receipt of applicable regulatory approvals, (v) receipt of conditional approval for listing on the NYSE the Irish Holdco Ordinary Shares, and (vi) the absence of any applicable law or order restraining, prohibiting or imposing any condition on the consummation of the closing of the Proposed Business Combination (the “Closing”).
Concurrently with the execution of the Merger Agreement, the Company entered into the following agreements:

•
Subscription Agreements with certain PIPE investors (the “PIPE Investors”), pursuan
t to which, among other things, the PIPE Investors have agreed to purchase an aggregate number of Irish Holdco Ordinary Shares for $9.50 per share in the PIPE Investment, for an aggregate purchase price equal to $18,200,000.

•
Shareholder Support Agreements with certain shareholders of MariaDB, pursuant to which, among other things, such MariaDB shareholders agreed to, among other things, support and vote all of their MariaDB shares in favor of the Proposed Business Combination.

In connection with the Proposed Business Combination, the Company will also enter into the following agreements:

•
Lock-Up
Agreements with certain shareholders of MariaDB and certain of our shareholders, pursuant to which, among other things and subject to certain exceptions, such holders will agree that they will not sell or otherwise transfer the Irish Holdco Ordinary Shares received pursuant to the transactions contemplated by the Merger Agreement for a period of 180 days after the Closing. The
Lock-Up
Agreement as it relates to the Sponsor, will supersede the obligations of the Sponsor under the Letter Agreement entered into by the sponsor in connection with the Company’s initial public offering in May 2021.

•
Registration Rights Agreements with certain equity holders of MariaDB and certain of our shareholders, pursuant to which, among other things, Irish Holdco will be required to file, within 30 days after the Closing, a registration statement to register the resale of certain securities of Irish Holdco held by such MariaDB and Company shareholders, who will also have customary demand and “piggyback” registration rights, subject to certain requirements and customary conditions.

The
Merger Agreement and related agreements are further described in the Current Report on Form
8-K
filed by the Company on February 1, 2022.
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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On January
 18, 2021, the Company issued an aggregate of 8,625,000 of Class B Ordinary Shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. On May 18, 2021, the Sponsor surrendered 1,437,500 Class B shares, resulting in an aggregate of 7,187,500 Founder Shares issued and outstanding. The Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis,
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
Related Party Loans
In order
to finance transaction costs in connection with a business combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a business combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. No amounts were borrowed under the facility as of December 31, 2021.

Administrative Support Agreement
Commencing

on May 20, 2021, the Company agreed to pay the Sponsor a total of $
10,000
per month for office space, utilities, and secretarial and administrative support. Upon completion of the Proposed Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company had incurred and paid $
80,000
as of December 31, 2021.
Placement Agents Engagement
On January 10, 2022, the Company and MariaDB have engaged J.P. Morgan Securities LLC and Angel Pond Capital LLC, an affiliate of the Sponsor, as joint placement agents for proposed private placements in connection with the Proposed Business Combination. The Company and MariaDB have agreed to pay certain placement agent fees in connection with the engagement. The Company had not incurred nor paid any such fees as of December 31, 2021.

The agreement associated with this engagement expired on January 31, 2022.
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
30-trading
day period ending three business days before the Company sends the notice of redemption to the warrant holders.

•	or

•	in whole and not in part;

•	at a price of $0.10 per Public Warrant;

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

•
if, and only if, the reported last sale price of the Class A Ordinary Shares equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending three business days before the Company sends the notice of redemption to the warrant holders; and

•
provided that the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants if the reported last sale price of the Class A Ordinary Shares is less than $
18.0
0 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period commencing no earlier than the date the warrants become exercisable and ending on the third business day before the date on which the Company sends the notice of redemption to the warrant holders.

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
In addition
, if (x) the Company issues additional shares of Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $
9.20
per share of Class A Ordinary Shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than
60
% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the
20
trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $
9.20
per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the higher of the Market Value and the Newly Issued Price, and the $
10.00
and $
18.00
per share redemption trigger prices described above will be adjusted (to the nearest cent) to be equal to
100
% and
180
% of the higher of the Market Value and the Newly Issued Price, respectively.
The Private

Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants will and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until
30
 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees (except when the price per Class A Ordinary Share equals or exceeds $
10.00)
. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
At December
 31, 2021, there were
8,850,494
whole Public Warrants and
7,310,297
Private Placement Warrants outstanding, respectively, with a fair value of $
12,516,912
.
The Company

accounts for the
8,850,494
Public Warrants issued in connection with the Initial Public Offering and the
7,310,297
Private Placement Warrants in accordance with the guidance contained in
ASC 815-40. Such
guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The warrant agreement contains an Alternative Issuance provision that if less than
70
% of the consideration receivable by the holders of the Class A Ordinary Shares in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercises the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the ordinary shares consists exclusively of cash, the amount of such cash per ordinary share, and (ii) in all other cases, the volume weighted average price of the ordinary shares as reported during the ten-trading day
period ending on the trading day prior to the effective date of the Business Combination.

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
NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Shares
 — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. At December 31, 2021, there were no preferred shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue up to 500,000,000 shares of Class A, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 0 Class A Ordinary Shares issued or outstanding, (excluding 26,551,482 Class A shares subject to possible redemption).
Class
 B Ordinary Shares
 —
 The Company is authorized to issue up to 50,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 6,637,870 Class B Ordinary Shares issued and outstanding.
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

	Level	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$265,524,231
Liabilities:
Public Warrants	1	$6,814,880
Private Placement Warrants	2	$5,702,032
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

Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker POND. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of December 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $12.8 million, based on the closing price of POND on that date of $9.67.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 18, 2021	$—	$—	$—
Initial Measurement on May 20, 2021	7,210,000	8,333,333	15,543,333
Change in valuation inputs or other assumptions (1)(2)	(1,507,968)	(1,518,453)	(3,026,421)

Fair value as of December 31, 2021	$5,702,032	$6,814,880	$12,516,912

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
(2)
Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) to measure the fair values of the Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $15,543,333 during the period from May 20, 2021 through December 31, 2021.

NOTE 10. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In the

Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity of at least $
5,000,001
 on the basis that the Company can only consummate its initial business combination if the Company has net tangible assets of at least $
5,000,001
.
Management has
re-evaluated
the Company’s application of ASC
480-10-99
to its accounting classification of public shares. Upon
re-evaluation,
management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible assets required by the Company to complete its initial business combination.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to the previously presented financial statements and such previously presented financial statements could not be relied upon. The Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such, the Company has restated previous quarterly reports for those periods presented herein that would have been impacted.

Impact of the Restatement
The impact to the Company’s previously presented financial information contained in this report is presented below:
The restatement had no impact on the statement of operations and statement of cash flows.

Financial statement lines impacted	As Reported	Adjustment: Reclass all Series A Ordinary Shares to temporary equity	Adjustment: Adjust APIC to zero	Adjusted Balance
	Balance, May 20, 2021			May 20, 2021
Class A Ordinary Shares subject to possible redemption (temporary equity)	$222,188,180	$27,811,820	$—	$250,000,000
Class A Ordinary Shares (permanent equity)	278	(278)	—	—
Additional paid-in capital	5,704,052	(27,811,542)	22,107,490	—
Accumulated deficit	(705,042)	—	(22,107,490)	(22,812,532)
Total shareholders’ equity (deficit)	5,000,007	(27,811,820)	—	(22,811,813)

	Balance, June 30, 2021			June 30., 2021
Class A Ordinary Shares subject to possible redemption (temporary equity)	$222,236,960	$27,763,904	$—	$250,000,864
Class A Ordinary Shares (permanent equity)	278	(278)	—	—
Additional paid-in capital	5,655,272	(27,763,626)	22,108,354	—
Accumulated deficit	(656,258)	—	(22,108,354)	(22,764,612)
Total shareholders’ equity (deficit)	5,000,011	(27,763,904)	—	(22,763,893)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due to the restatement of our May 20, 2021 balance sheet and the financial statements as of and for the period ended June 30, 2021 (the “restatements”) related to the classification of redeemable Class A Shares, which, constitutes a material weakness in our internal control over financial reporting.
Regarding the restatement of the Company’s balance sheet included on our Form 8-K, as filed with the SEC on May 26, 2021 and our Form 10-Q filed on August 6, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. We had previously classified a portion of the Class A common stock in permanent equity. We restated our financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. We have determined that the misstatement of the balance sheet as of May 20, 2021, and the financial statements as of and for the period ended June 30, 2021 was material based on quantitative criteria.
It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited annual financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control Over Financial Reporting
Other than the implementation of the remediation activities regarding the restatement of our May 20, 2021 balance sheet and the restatement of our financial statements as of and for the period ended June 30, 2021, during the most recently completed fiscal year, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Theodore T. Wang	55	Co-Founder, Chairman and Chief Executive Officer
Shihuang “Simon” Xie	51	Co-Founder
Hanchen Jin	32	Chief Financial Officer
Mary Ann Cloyd	67	Director
William A. Houlihan	66	Director
Theodore T. Wang
 is
our co-founder. He
will also serve as our chairman of our board of directors and chief executive officer. Dr. Wang has more than 25 years of experience in finance and investing. He was a Partner of Goldman Sachs, where he held many leadership positions over the course of his 18-year tenure.
He joined Goldman Sachs in 1996 and was named Managing Director and Head of U.S. Convertibles Trading in 2002. In 2006, he was named a Partner and Co-Head of
U.S. Stock Trading, Stock Options Trading, Convertibles Trading, Risk Arbitrage, and Franchise Risk Management. In 2009, he became
Global Co-COO of
One Delta Trading, and in 2012 became the unit’s
Global Co-Head as
well
as Co-Head of
Equities Trading for the Americas.
Upon retiring from Goldman Sachs in 2014, Dr. Wang founded Puissance Capital Management, an asset management firm primarily focusing on investing in innovative healthcare companies in the United States and China. In 2014, he founded Angel Pond Capital LLC, which became an operational broker/dealer firm in 2017 and focuses on advisory services in the life science sector.
Dr. Wang serves on the board of one U.S. public company, Bellerophon Therapeutics, and serves on the board of a privately-held company in China, Angel Pharmaceuticals, which he co-founded. He
also serves as an independent director on the Audit Committee of Fiduciary Trust Company, a Division of Franklin Templeton. Dr. Wang previously served as an independent director of Tracon Pharmaceuticals, Inc. until June 2019, of ViewRay, Inc. until July 2019 and of Ekso Bionics Holdings, Inc. until February 2021.
Dr. Wang holds a Ph.D in Physics from the University of Minnesota, an MBA from the University of Texas, Austin, and a B.S. from Fudan University in Shanghai, China. He is a trustee of the Dunhuang Foundation, and a member of Committee of 100, an organization of distinguished Chinese Americans with a mission to improve US-China relations.
Shihuang “Simon” Xie
 is
our co-founder. Mr. Xie,
who has over 22 years of experience in founding, investing, building and operating businesses in the technology sector, is a co-founder of
China e-commerce company
Alibaba Group and served in a variety of leadership roles within Alibaba from its founding in 1999 until his retirement in 2015.
Following his retirement from Alibaba in 2015, Mr. Xie focused on early-stage venture investments, with investment portfolios covering healthcare, education, technology, internet and consumer sectors. He is the founder of Hangzhou Hupan Shannan Capital Management Co., Ltd., a venture capital fund, where he currently serves as executive director. Mr. Xie currently serves on the board of a number of private companies in China, Korea, the British Virgin Islands, and the Cayman Islands that span a variety of industries.
Mr. Xie holds a Bachelor of Science in Engineering from Shenyang University of Technology and an MBA from China Europe International Business School in Shanghai, China.
Hanchen Jin
 is our Chief Financial Officer. Since 2017, Mr. Jin has served as Chief Financial Officer for Puissance Capital Management. He held positions as an asset management analyst at CSOP Asset Management in 2016, an investment analyst at Minmetals Securities in 2015, and a financial analyst at China Merchants Bank in 2014. Mr. Jin graduated from Indiana University in 2014 and the Gabelli School of Business at Fordham University in 2016.
Mary Ann Cloyd
 has agreed to serve on our board of directors. Ms. Cloyd was a senior Partner with PricewaterhouseCoopers LLP (“PwC”), where she held many leadership positions over the course of her
25-year
tenure as Partner, until her retirement in June 2015. Between 2004 and 2014, she served both on PwC’s Global and U.S. Boards of Partners and Principals. From 2011 until her retirement, she served as Leader of PwC’s Center for Board Governance. Ms. Cloyd serves on the board of Bellerophon Therapeutics, NCMIC Group, Fresh Del Monte Produce, and Ekso Bionics. She also serves on the Board of the Geffen Playhouse, the Board of the Caltech Associates, and the Advisory Board of the UCLA Iris Cantor Women’s Health Center. Ms. Cloyd is a retired Certified Public Accountant.

William A. Houlihan
 has agreed to serve on our board of directors. From 1977 through 1981, Mr. Houlihan held several auditing and accounting positions. From 1981 to 2000, and for short-term periods in 2004 and 2007, he worked for a number of investment banking companies, including Goldman Sachs, Bear Stearns, Keefe Bruyette & Woods, J.P. Morgan, and UBS. From 2001 to 2008, he was a private investor while serving as Chief Financial Officer for several distressed financial services companies, including at various times, Sixth Gear, Inc., Sedgwick Claims Management Services, Metris Companies, and Hudson United Bancorp. Mr. Houlihan currently serves as the Audit Committee Chairman and member of the Compensation Committee for MAXEX, LLC, as the Chairman of the Audit Committee for Avem Health Partners, previously known as First Physicians Capital Group (“FPCG”), and as the lead independent director, Chairman of the Audit Committee, member of the Compensation Committee, and member of the Nomination and Governance Committee for Lument Finance Trust. Mr. Houlihan served as lead independent director and Chairman of the Audit Committee of Tiptree Financial Partners from 2013 to 2015, as lead independent director and Chairman of the Audit Committee for Care Investment Trust from 2010 to 2013, as director of SNL Financial from 2003 to 2010, and as director and shareholder of a family-owned commercial real estate investment partnership from 1998 to 2012. He served as the Chief Financial Officer for Amalgamated Bank from 2013 to 2014. Mr. Houlihan serves as the Chief Financial Officer for Thunder Bridge Capital Partners III Inc., a blank check company, and for Thunder Bridge Capital Partners IV Inc., a blank check company. He was also Chief Financial Officer of Thunder Bridge Acquisition, Ltd., a blank check company, from 2018 to 2019 and of Thunder Bridge Acquisition II, Ltd., a blank check company, from 2019 to 2021. Mr. Houlihan may in the future serve as an officer for any new special purpose acquisition companies affiliated with the sponsors of Thunder Bridge Capital Partners III Inc. and Thunder Bridge Capital Partners IV Inc. Mr. Houlihan holds an inactive license as a Certified Public Accountant. Since 2017, he has been an adjunct professor for the Feliciano School of Business at Montclair State University. On March 13, 2015, Mr. Houlihan settled an administrative proceeding brought by the SEC regarding his alleged failure to file on a timely basis required Schedule 13D amendments and Section 16(a) reports relating to his beneficial ownership of securities of FPCG. Mr. Houlihan is a member of the board of directors of FPCG and was for certain time periods a greater than 10% beneficial owner of FPCG securities. In the settlement, Mr. Houlihan did not admit or deny the SEC’s allegations, consented to the entry of a cease and desist order requiring him not to cause any violation of Sections 13(d)(2) and 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and agreed to pay a civil penalty of $15,000 to the SEC.
Number and Terms of Office of Officers and Directors
We currently have three directors , each of whom will serve a two-year
term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NYSE.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.
Director Independence
The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have two “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board of directors has determined that each of Mary Ann Cloyd and William A. Houlihan is an “independent director” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in
rules, the rules of NYSE and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee
We have established an audit committee of the board of directors. The members of our audit committee are Theodore Wang, William A. Houlihan, and Mary Ann Cloyd. Ms. Cloyd serves as chairwoman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Ms. Cloyd qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•
pre-approving
all audit and
non-audit
services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval
policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•
setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation
S-K
promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the Board of Directors. The members of our Compensation Committee will be Mary Ann Cloyd and William A. Houlihan. Mr. Houlihan will serve as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of up to $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, was or will be paid to any of our existing shareholders, co-founders, officers,
directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, prior to the consummation of an initial business combination, the compensation committee is only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.
Nominating and Corporate Governance Committee
We have established a nominating and corporate governance committee of the Board of Directors. The members of our Nominating and Corporate Governance Committee will be Mary Ann Cloyd and William A. Houlihan. Ms. Cloyd will serve as chairwoman of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

•
identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.
Compensation Committee Interlocks and Insider Participation
None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement in connection with our initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at
 www.sec.gov
. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on NYSE through the earlier of consummation of our initial business combination and our liquidation, we have and will continue to pay our sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our team. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, has or will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.
After the completion of our initial business combination, directors or members of our team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form
10-K
for the year ended December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 15, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary shares; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 33,189,352 Class A Ordinary Shares, which includes 26,551,482 Class A Ordinary Shares underlying the units sold in our initial public offering, and 6,637,870 Class B Ordinary Shares outstanding as of March 15, 2022. Voting power represents the combined voting power of Class A Ordinary Shares and Class B Ordinary Shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A Ordinary Shares and the Class B Ordinary Shares vote together as a single class. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one
basis. The table below does not include the Class A Ordinary Shares underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Approximate Percentage
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Outstanding Ordinary Shares
Angel Pond Partners LLC (our sponsor)(2)(3)	6,590,078	99.4%	19.9%
Theodore T. Wang(3)(4)	6,590,078	99.4%	19.9%
Shihuang “Simon” Xie(3)(4)	6,590,078	99.4%	19.9%
Mary Ann Cloyd	23,896	—	*
William A. Houlihan	23,896	—	*
Linden Capital L.P.(6)	—	—	—
All directors and executive officers as a group (3 individuals)(3)(4)	6,637,870	100%	20.0%

*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following is 950 Third Avenue, 25 th Floor, New York, NY 10022.
(2)
Interests shown consist solely of founder shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis,
subject to adjustment, as described in the section entitled “Description of Securities” of the final prospectus filed on May 19, 2021 with the SEC.

(3)
Angel Pond Partners LLC, our sponsor, is the record holder of the shares reported herein. Dr. Wang and an entity wholly owned and controlled by Mr. Xie are the co-managers of
our sponsor and have joint voting and investment discretion with respect to the ordinary shares held of record by Angel Pond Partners LLC. Accordingly, the shares held by our sponsor may be deemed to be equally beneficially held by Dr. Wang and Mr. Xie. Dr. Wang and Mr. Xie disclaim beneficial ownership of the ordinary shares held of record by Angel Pond Partners LLC, except to the extent of any pecuniary interest therein.

(4)
On March 15, 2021, our sponsor entered into forward purchase arrangements with certain institutional and professional accredited investors with whom Dr. Wang and Mr. Xie had pre-existing
professional relationships pursuant to which our sponsor has agreed to transfer a total of 1,600,000 founder shares for upfront cash payments of $3.00 per share and 1,600,000 private placement warrants for upfront cash payments of $1.00 per warrant, for total aggregate consideration of $6,400,000, which our sponsor received prior to the date of the IPO. On January 28, 2022, our sponsor entered into another forward purchase arrangement pursuant to which our sponsor has agreed to transfer a total of 10,000 founder shares for upfront cash payments of $3.00 per share for total aggregate consideration of $30,000. These transactions were private resales to investors in reliance on the private placement doctrine and the so-called
“4(a)(1
1
/
2
)” exemption, and all of the resales were to sophisticated investors who are either qualified institutional buyers (as defined in Rule 144A under the Securities Act) or accredited investors (as defined in Rule 502 under the Securities Act) who had pre-existing
relationships with the founders. These arrangements will be used by our sponsor to purchase a portion of the private placement warrants from us. The sponsor’s obligation to transfer the founder shares and private placement warrants pursuant to these arrangements is contingent upon consummation of an initial business combination and the expiration or termination of any lock-up
arrangements in respect of those securities, including the
lock-up
arrangements described herein. Until the transfers are consummated, the sponsor will retain total voting and disposition control over the founder shares subject to the forward purchase agreements, subject to the future delivery obligations. In the event that an initial business combination is not consummated, the counterparties in these transactions will not receive any founder shares, private placement warrants or other consideration, and neither the sponsor nor the counterparties have any discretionary rights to unwind or otherwise redeem the securities.

(5)
Linden Capital L.P. may have an interest in 750,000 founder shares upon the satisfaction of certain conditions, including the consummation of an initial business combination, as further described in footnote 4.

Securities Authorized for Issuance under Equity Compensation Table
None
Changes in Control
None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Founder Shares.
In January 2021, our initial shareholders on behalf of our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in exchange for 7,187,500 shares, which founder shares were transferred to our sponsor on January 20, 2021. On May 18, 2021, our sponsor surrendered an aggregate of 1,437,500 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 7,187,500. On March 3, 2021, our sponsor transferred a total of 45,000 founder shares to our independent director nominees (or 22,500 founder shares to each such independent director nominee) for their board service for no cash consideration. On July 2, 2021, 549,630 of the founder shares were surrendered by our sponsor for no consideration based on the underwriters’ partial exercise of their over-allotment option. Prior to the initial investment in the company of $25,000 by the initial shareholders, the company had no assets, tangible or intangible. The founder shares are identical to the public shares included in the units sold in the IPO except that the founder shares are subject to certain rights and transfer restrictions, as described in further detail below, and are automatically converted into Class A Ordinary Shares at the time of our initial business combination on a one-for-one
basis, subject to adjustment pursuant to the anti-dilution provisions contained in the Company’s amended and restated memorandum and articles of association.
Our sponsor has agreed not to transfer, assign, or sell any of its founder shares until the earlier to occur of: (A) one year after the completion of an initial business combination or (B) the date on which the Company completes a liquidation, merger, capital share exchange or similar transaction that results in the Company’s shareholders having the right to exchange their shares of ordinary shares for cash, securities, or other property. Notwithstanding the foregoing, if the last reported sale price of the Company’s Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after an initial business combination, the founder shares will be released from the lock-up.

Private Placement Warrants.
On May 20, 2021 and July 2, 2021, the sponsor purchased 7,000,000 and 310,297 private placement warrants, respectively, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per warrant, or $7,000,000 and $310,297, respectively. The private placement warrants will be identical to the warrants sold in this offering except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us (except as set forth in the final prospectus, filed on May 19, 2021 with the SEC), (ii) may not (including the Class A Ordinary Shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants (including the Class A Ordinary Shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Administrative Support Agreement.
We currently utilize office space at 950 Third Avenue, 25th floor, New York, NY 10022 from our sponsor as our executive offices. We pay our sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
Placement Agents Engagement.
On January 10, 2022, the Company and MariaDB have engaged J.P. Morgan Securities LLC and Angel Pond Capital LLC, an affiliate of our sponsor, as joint placement agents for proposed private placements in connection with the Proposed Business Combination. The Company and MariaDB have agreed to pay certain placement agent fees in connection with the engagement. The agreement associated with this engagement expired on January 31, 2022.
Related Party Notes.
No compensation of any kind, including finder’s and consulting fees, has been or will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.
On January 20, 2021, our sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. On May 20, 2021, the $300,000 outstanding under the Note was repaid in full.
In order to finance transaction costs in connection with an initial business combination, the Company’s sponsor, an affiliate of the sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of an initial business combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. No amounts were borrowed under the facility as of December 31, 2021. Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.
After our initial business combination, members of our team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
Registration Rights.
The holders of the founder shares, private placement warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter’s Agreement.
The Company granted the underwriters a
45-day
option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On July 2, 2021, the underwriters exercised their over-allotment option in part and purchased 1,551,482 Over-Allotment Units, generating gross proceeds of $15,514,820.
The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $5,000,000. In addition, the underwriters are entitled to a deferred fee of three and half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $8,750,000. The deferred fee was placed in the Trust Account and will be paid in cash upon the closing of an initial business combination, subject to the terms of the underwriting agreement.
In connection with the sale of the Over-Allotment Units, the underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds, or $310,297. In addition, the underwriters are entitled to a deferred fee of three and a half percent (3.5%) of the gross proceeds, or $543,020. The deferred fee was placed in the Trust Account and will be paid in cash upon the closing of an initial business combination, subject to the terms of the underwriting agreement.
Director Independence.
The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have two “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board of directors has determined that each of Mary Ann Cloyd and William A. Houlihan is an “independent director” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to MaloneBailey, LLP (“MaloneBailey”) for services rendered.
Audit Fees
. Audit fees consist of fees for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by MaloneBailey in connection with regulatory filings. The aggregate fees of MaloneBailey for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the period from January 18, 2021 (date of inception) to December 31, 2021 totaled approximately $64,000, respectively. The aggregate fees of MaloneBailey related to audit services in connection with our initial public offering totaled approximately $25,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the period from January 18, 2021 (date of inception) to December 31, 2021 we did not pay Malone Bailey any audit-related fees.
Tax Fees
. We did not pay MaloneBailey for tax services, planning or advice for the period from January 18, 2021 (date of inception) to December 31, 2021.
All Other Fees
. We paid MaloneBailey $30,000 for other services for the period from January 18, 2021 (date of inception) to December 31, 2021.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
(1) Financial Statements
F-1
to
F-20
(2) Financial Statements Schedule
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.
(3) Exhibits
We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at
 www.sec.gov
.
EXHIBIT INDEX

Exhibit No.	Description

1.1*	Underwriting Agreement (incorporated by reference to Exhibit 1.1 filed with Company’s Form 8-K filed by the Company on May 20, 2021 (File No. 001-40382)). (1)

2.1*	Business Combination Agreement, dated January 31, 2022 (incorporated by reference to Exhibit 2.1 filed with Company’s Form 8-K filed by the Company on February 1, 2022 (File No. 001-40382)). (4)

3.1*	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 filed with Company’s Form 8-K filed by the Company on May 20, 2021 (File No. 001-40382)). (1)

4.1*	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with Company’s Form S-1 filed by the Company on March 8, 2021 (File No. 333-253990)). (2)

4.2*	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with Company’s Form S-1 filed by the Company on March 8, 2021 (File No. 333-253990)). (2)

4.3*	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with Company’s Form S-1 filed by the Company on March 8, 2021 (File No. 333-253990)). (2)

4.4*	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 filed with Company’s Form 8-K filed by the Company on May 20, 2021 (File No. 001-40382)). (1)

10.1*	Letter Agreement among the Registrant, Angel Pond Partners LLC and each of the officers and directors of the Registrant (incorporated by reference to Exhibit 10.5 filed with Company’s Form 8-K filed by the Company on May 20, 2021 (File No. 001-40382)). (1)

10.2*	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 filed with Company’s Form 8-K filed by the Company on May 20, 2021 (File No. 001-40382)). (1)

10.3*	Registration Rights Agreement among the Registrant, Angel Pond Partners LLC and the Holders signatory thereto (incorporated by reference to Exhibit 10.2 filed with Company’s Form 8-K filed by the Company on May 20, 2021 (File No. 001-40382)). (1)

10.4*	Private Placement Warrants Purchase Agreement among the Registrant and Angel Pond Partners LLC (incorporated by reference to Exhibit 10.3 filed with Company’s Form 8-K filed by the Company on May 20, 2021 (File No. 001-40382)). (1)

10.5*	Form of Indemnity Agreements, dated as of May 18, 2021 between the Company and each of its officers and directors at the time of IPO (incorporated by reference to Exhibit 10.6, 10.7, 10.8, 10.9 and 10.10 filed with Company’s Form 8-K filed by the Company on May 20, 2021 (File No. 001-40382)). (1)

10.6*	Form of Indemnity Agreements, dated as of January 26, 2021 between the Company and Pearl Yuan-Garg and Kirtiraj Chauhan (incorporated by reference to Exhibit 10.11 and 10.12 filed with Company’s Form 8-K filed by the Company on January 26, 2022 (File No. 001-40382)). (3)

10.9*	Administrative Services Agreement between the Registrant and Angel Pond Partners LLC (incorporated by reference to Exhibit 10.4 filed with Company’s Form 8-K filed by the Company on May 20, 2021 (File No. 001-40382)). (1)

10.10*	Form of Subscription Agreement, dated as of January 31, 2022, (incorporated by reference to Exhibit 10.1 filed with Company’s Form 8-K filed by the Company on February 1, 2022 (File No. 001-40382)). (4)

10.11*	Form of Sponsor Letter Agreement, dated as of January 31, 2022, (incorporated by reference to Exhibit 10.2 filed with Company’s Form 8-K filed by the Company on February 1, 2022 (File No. 001-40382)). (4)

10.12*	Form of Lock-up Agreement, dated as of January 31, 2022, (incorporated by reference to Exhibit 10.3 filed with Company’s Form 8-K filed by the Company on February 1, 2022 (File No. 001-40382)). (4)

10.13*	Form of Registration Rights Agreement, dated as of January 31, 2022, (incorporated by reference to Exhibit 10.4 filed with Company’s Form 8-K filed by the Company on February 1, 2022 (File No. 001-40382)). (4)

24.1**	Power of Attorney (included in the signature pages herein).

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase**

101.LAB	Inline XBRL Taxonomy Label Linkbase**

101.PRE	Inline XBRL Definition Linkbase Document**

101.DEF	Inline XBRL Definition Linkbase Document**

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101**

*	Incorporated by reference
**	Filed herewith
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 20, 2021.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on March 8, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 26, 2022.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 2, 2022.

Item 16.	Form 10-K Summary
Not applicable

SIGNATURES
Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2022	Angel Pond Holdings Corporation

	By:	/s/ Theodore T. Wang
	Name:	Theodore T. Wang
	Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Theodore T. Wang	Chief Executive Officer and Chairman	March 15 2022
Theodore T. Wang	(Principal Executive Officer)

/s/ Hanchen Jin	Chief Financial Officer	March 15, 2022
Hanchen Jin	(Principal Financial and Accounting Officer)

/s/ William A. Houlihan	Director	March 15, 2022
William A. Houlihan

/s/ Mary Ann Cloyd	Director	March 15, 2022
Mary Ann Cloyd