Form 10-Q
period 2022-03-31
Angel Pond Holdings Corp
filed 2022-05-16
CIK 1842430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 16, 2022, there were 26,551,482 shares of the Company’s Class A ordinary shares, par value $0.0001 (the “Class A Shares”) and 6,637,870 shares of the Company’s Class B ordinary shares, par value $0.0001 issued and outstanding (the “Class B Shares”).

ANGEL POND HOLDINGS CORPORATION

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Statements of Operations for the three months ended March 31, 2022 and for period from January 18, 2021 (date of inception) through March 31, 2021 (Unaudited)	2

	Statement of Changes in Shareholders’ Equity for three months ended March 31, 2022 (Unaudited)	3

	Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 18, 2021 (date of inception) through March 31, 2021 (Unaudited)	4

	Notes to Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
ANGEL POND HOLDINGS CORPORATION
BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets
Cash	$244,745	$487,993
Prepaid expenses	495,254	521,584

Total current assets	739,999	1,009,577
Cash and marketable securities held in Trust Account	265,527,940	265,524,231

Total assets	$266,267,939	$266,533,808

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$821,678	$781,248

Total current liabilities	821,678	781,248
Warrant liability	10,989,338	12,516,912
Deferred underwriting fee payable	9,293,019	9,293,019

Total liabilities	21,104,035	22,591,179

Commitments and Contingencies

Ordinary Shares subject to possible redemption, 26,551,482 shares at March 31, 2022 and December 31, 2021 redemption value	265,527,940	265,524,231

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 issued and outstanding (excluding 26,551,482 Class A ordinary shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,637,870 shares issued and outstanding (1)	664	664
Additional paid in capital	—	—
Accumulated deficit	(20,364,700)	(21,582,266)

Total shareholders’ equity (deficit)	(20,364,036)	(21,581,602)

Total liabilities and shareholders’ equity (deficit)	$266,267,939	$266,533,808

(1)	The shares and the associated amounts have been retroactively restated to reflect the surrender of 1,437,500 and 549,630 Class B shares on May 18, 2021 and July 2, 2021, respectively (see Note 2).
See accompanying notes to the unaudited financial statements.

ANGEL POND HOLDINGS CORPORATION
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the Period from January 18, 2021 (Date of Inception) through March 31, 2021
Formation costs and other operating expenses	$310,008	$8,827

Loss from operations	(310,008)	(8,827)
Other Income:
Interest income	3,709	—
Change in fair value of warrant liability	1,527,574	—

Net income	$1,221,275	$(8,827)

Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted (1)	26,551,482	—
Basic and diluted net income per ordinary share of Class A redeemable shares	$0.04	$—
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted (1)	6,637,870	6,637,870
Basic and diluted net income per share of Class B non-redeemable ordinary shares	$0.04	$—

(1)	The shares and the associated amounts have been retroactively restated to reflect the surrender of 1,437,500 and 549,630 Class B shares on May 18, 2021 and July 2, 2021, respectively (see Note 2).
See accompanying notes to the unaudited financial statements.

ANGEL POND HOLDINGS CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Class A		Class B		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Ordinary Shares		Ordinary Shares
	Shares	Amount	Shares	Amount
Balance - January 18, 2021 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Sale of 25,000,000 Units, net of underwriters discount and offering costs	25,000,000	2,500	—	—	227,865,729	—	227,868,229
Ordinary shares subject to redemption	(25,000,000)	(2,500)	—	—	(227,890,010)	(22,108,354)	(250,000,864)
Option for sale of 1,551,482 units, net of underwriters discount	1,551,482	155	—	—	14,172,347	—	14,172,502
Forfeiture of Class B ordinary shares	—	0	(549,630)	(55)	55	—	—
Ordinary shares subject to redemption	(1,551,482)	(155)	—	—	(14,172,402)	(1,350,809)	(15,523,366)
Net income	—	—	—	—	—	1,876,897	1,876,897
Balance - December 31, 2021	—	$—	6,637,870	$664	$—	$(21,582,266)	$(21,581,602)
Ordinary shares subject to redemption	—	—	—	—	—	(3,709)	(3,709)
Net income	—	—	—	—	—	1,221,275	1,221,275

Balance - March 31, 2022	—	$—	6,637,870	$664	$—	$(20,364,700)	$(20,364,036)

(1)	The shares and the associated amounts have been retroactively restated to reflect the surrender of 1,437,500 and 549,630 Class B shares on May 18, 2021 and July 2, 2021,
See accompanying notes to the unaudited financial statements.

ANGEL POND HOLDINGS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2022	For the Period from January 18, 2021 (Date of Inception) through March 31, 2021
Cash flow from operating activities:
Net income (loss)	$1,221,275	$(8,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in Trust Account	(3,709)	—
Change in fair value of warrant liability	(1,527,574)	—
Changes in operating assets and liabilities:
Prepaid expenses	26,330	(25,000)
Accounts payable and accrued expenses	40,430	8,807

Net cash used in operating activities	(243,248)	(25,020)

Cash flows from financing activities:
Proceeds from sale of Class B ordinary shares	—	25,000
Proceeds from promissory note - related party	—	247,750
Payments of deferred offering costs	—	(62,640)

Net cash provided by financing activities	—	210,110

Net change in cash	(243,248)	185,090
Cash at the beginning of the period	487,993	—

Cash at the end of the period	$244,745	$185,090

Non-Cash investing and financing activities:
Change in value of Class shares subject to redemption	$3,709	$—
Deferred underwriting fee payable	—	269,161
See accompanying notes to the unaudited financial statements.

ANGEL POND HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
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
Our only activities from inception to March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on May 12, 2021. On May 20, 2021 the Company consummated the Initial Public Offering of 25,000,000 units (“Units” and, with respect to Class A Ordinary Shares included in the Units offered, the “Public Shares”), generating gross proceeds of $250,000,000, which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering and on July 2, 2021, the Company consummated the sale of 7,000,000 and 310,297 private placement warrants, respectively (the “Private Placement Warrants”) at a price of $1 per warrant in a private placement to Angel Pond Partners LLC (the “Sponsor”), generating gross proceeds of $7,000,000 and $310,297, respectively, which are described in Note 4.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all the net proceeds are intended to be applied generally toward consummating a Business Combination. NYSE rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (excluding the amount of any deferred underwriting commissions held in the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.00 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Units, will be held in a trust account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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
100,000

of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the
24-month
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $244,745 and 487,993 in cash and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.
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
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to our initial public offering. Offering costs amounting to $15,137,827 consists
of $5,310,293 of underwriting fees, $9,293,019 of deferred underwriting fees and $534,515 of other costs. $514,236 of the total underwriting costs were expenses in connection with the warrant liability and the balance was charged to equity.
Cash Held in Trust Account
At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were invested in a money market fund.
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
A reconciliation of net income per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption for three months ended March 31, 2022 and for the period from January 18, 2021 (Date of Inception) through March 31, 2021 is as follows:
For the Three Months Ended March 31, 2022

	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$977,020	$244,255
Denominator:
Basic and diluted weighted average common shares outstanding	26,551,482	6,637,870
Basic and diluted net income per share	$0.04	$0.04

For the period from January 18, 2021 (Date of Inception) through March 31, 2021

	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$—	$(8,827)
Denominator:
Basic and diluted weighted average common shares outstanding	—	6,637,870
Basic and diluted net loss per share	$—	$—
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
Going Concern Consideration
The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.
Subsequent Events
Management of the Company evaluates events that have occurred after the balance sheet date of March 31, 2022 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events
that would have required adjustment or disclosure in the financial statements.
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

NOTE 4
. PRIVATE PLACEMENT
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
Related Party Loans
In order to finance transaction costs in connection with a business combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a business combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. No amounts were borrowed under the facility as of March 31, 2022 and December 31, 2021.
Administrative Support Agreement
Commencing on May 20, 2021, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Proposed Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company had incurred and paid $30,000 and $0 for the three months ended March 31, 2022 and for the Period from January 18, 2021 (Date of Inception) through March 31, 2021
, respectively.

Placement Agents Engagement
On January 10, 2022, the Company and MariaDB engaged J.P. Morgan Securities LLC and Angel Pond Capital LLC, an affiliate of the Sponsor, as joint placement agents for proposed private placements in connection with the Proposed Business Combination (as defined in Note 10). The Company and MariaDB agreed to pay $2 million placement agent fees contingent upon the closing of the Proposed Business Combination. The Company had not incurred nor paid any such fees as of March 31, 2022. The agreement associated with this engagement expired on January 31, 2022.
On March 17, 2022, the Company engaged Angel Pond Capital LLC as placement agent for proposed private placements in connection with the Proposed Business Combination. The Company has agreed to pay certain placement agent fees in connection with the engagement.
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
At March 31, 2022 and December 31, 2021, there were 8,850,494 whole Public Warrants and 7,310,297 Private Placement Warrants outstanding, respectively, with a fair value of $10,989,338 and $12,516,912, respectively.
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
NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Shares
 — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue up to 500,000,000 shares of Class A, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 0 Class A Ordinary Shares issued or outstanding, (excluding 26,551,482 Class A shares subject to possible redemption).
Class
 B Ordinary Shares
 —
 The Company is authorized to issue up to 50,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 6,637,870 Class B Ordinary Shares issued and outstanding.
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

	Level	March 31, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$265,527,940	$265,524,231
Liabilities:
Public Warrants	1	$6,018,336	$6,814,880
Private Placement Warrants	2	$4,971,002	$5,702,032
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

Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker POND. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.
As of March 31, 2022 and December 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $11.0 and $12.5 million, based on the closing price of POND on those dates of $9.87 and $9.67, respectively.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 18, 2021	$—	$—	$—
Initial Measurement on May 20, 2021	7,210,000	8,333,333	15,543,333
Change in valuation inputs or other assumptions (1)(2)	(1,507,968)	(1,518,453)	(3,026,421)
Fair value as of December 31, 2021	5,702,032	6,814,880	12,516,912

Change in valuation inputs or other assumptions (1)(2)	(731,030)	(796,544)	(1,527,574)
Fair value as of March 31, 2022	4,971,002	6,018,336	10,989,338

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
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

NOTE 10. PROPOSED BUSINESS COMBINATION
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

•
each MariaDB ordinary share (“MariaDB Ordinary Share”) issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive a number of Irish Holdco Ordinary Shares equal to the Exchange Ratio (as defined in the Merger Agreement); and

•
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
References to the “Company,” “us,” “our” or “we” refer Angel Pond Holdings Corporation The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Consolidated financial statements and related notes included herein.
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

Results of Operations
For the three months ended March 31, 2021, we had a net income of $1,221,275, which consists of formation costs and operating costs of $310,008, interest income of $3,709 on monies held in our Trust Account (as defined below), and income related to the change in fair value of the warrant liability of $1,527,574. For the period from January 18, 2021 (date of inception) through March 31, 2021, we had a net loss of $8,827, which consists of formation costs and operating costs incurred during the period.
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
As of March 31, 2022, we have available to us $244,745 of cash on our balance sheet and working capital deficit of $81,679. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

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
The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “
Disclosures of Uncertainties about an Entity’s Ability
to Continue as a Going Concern
,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.
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
Contractual Obligations
At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
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

On January 10, 2022, the Company and MariaDB engaged J.P. Morgan Securities LLC and Angel Pond Capital LLC, an affiliate of the Sponsor, as joint placement agents for proposed private placements in connection with the Proposed Business Combination (as defined in Note 10). The Company and MariaDB agreed to pay $2 million placement agent fees contingent upon the closing of the Proposed Business Combination. The Company had not incurred nor paid any such fees as of March 31, 2022. The agreement associated with this engagement expired on January 31, 2022.
On March 17, 2022, the Company engaged Angel Pond Capital LLC as placement agent for proposed private placements in connection with the Proposed Business Combination. The Company has agreed to pay certain placement agent fees in connection with the engagement.
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
Net Income Per Ordinary Share
Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class
method, have been excluded from the calculation of income per ordinary share for the three months ended March 31, 2022 and for the period from January 18, 2021 (inception) through March 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended March 31, 2021 and for the period from January 18, 2021 (inception) through March 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

A reconciliation of net income per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:
For the Three Months Ended March 31, 2022

	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$977,020	$244,255
Denominator:
Basic and diluted weighted average common shares outstanding	26,551,482	6,637,870
Basic and diluted net income per share	$0.04	$0.04
For the period from January 18, 2021 (Date of Inception) through March 31, 2021

	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$—	$(8,827)
Denominator:
Basic and diluted weighted average common shares outstanding	—	6,637,870
Basic and diluted net loss per share	$—	$—
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

Ordinary shares subject to possible redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Recent Accounting Pronouncements
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Through March 31, 2022, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on January 18, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
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
Changes in Internal Control Over Financial Reporting
Other than the implementation of the remediation activities regarding the restatement of our May 20, 2021 balance sheet and the restatement of our financial statements as of and for the period ended June 30, 2021, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
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
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. The recent inauguration of a new administration in the U.S. could result in significant changes to regulatory policy and the promulgation of new laws and regulations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. It is possible that we will become subject to different or heightened rules or requirements promulgated by the SEC or other regulators, and we may become subject to heightened or increased scrutiny by the SEC.
On March 30, 2022, the SEC proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; enhancing disclosure with regards to the use of projections in SEC filings in connection with proposed business combination transactions; expanding the scope of potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination, may increase the costs and time related thereto.

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
As a result, included on our balance sheet as of March 31, 2022 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain
or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains
or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

ANGEL POND HOLDINGS CORPORATION

Date: May 16, 2022	/s/ Theodore T. Wang
	Name:	Theodore Wang
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	/s/ Hanchen Jin
	Name:	Hanchen Jin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)