Form 10-Q
period 2022-06-30
Angel Pond Holdings Corp
filed 2022-08-15
CIK 1842430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40382

ANGEL POND HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

45 East 85 th Street, 9E
New York, NY	10028
(Address of principal executive offices)	(Zip Code)
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
of the Exchange Act). Yes  ☒ No  ☐
As of August 15, 2022, there were 26,551,482 shares of the Company’s Class A ordinary shares, par value $0.0001 (the “Class A Shares”) and 6,637,870 shares of the Company’s Class B ordinary shares, par value $0.0001 issued and outstanding (the “Class B Shares”).

ANGEL POND HOLDINGS CORPORATION

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements:	1

	Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2022 and the three months ended June 30, 2021 and for period from January 18, 2021 (date of inception) through June 30, 2021 (Unaudited)	2

	Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for three and six months ended June 30, 2022 and the three months ended June 30, 2021 and for period from January 18, 2021 (date of inception) through June 30, 2021 (Unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 18, 2021 (date of inception) through June 30, 2021 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	24

Item 6.	Exhibits	24

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
ANGEL POND HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets
Cash	$25,414	$487,993
Prepaid expenses	374,868	521,584

Total current assets	400,282	1,009,577
Cash and marketable securities held in Trust Account	265,725,803	265,524,231

Total assets	$266,126,085	$266,533,808

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,417,811	$781,248

Total current liabilities	1,417,811	781,248
Warrant liability	8,080,396	12,516,912
Deferred underwriting fee payable	—	9,293,019

Total liabilities	9,498,207	22,591,179

Commitments and Contingencies

Ordinary Shares subject to possible redemption, 26,551,482 shares at June 30, 2022 and December 31, 2021, at redemption value	265,725,803	265,524,231

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 issued and outstanding (excluding 26,551,482 Class A ordinary shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 share s authorized; 6,637,870 shares issued and outstanding	664	664
Additional paid in capital	8,793,516	—
Accumulated deficit	(17,892,105)	(21,582,266)

Total stockholders’ equity (deficit)	(9,097,925)	(21,581,602)

Total liabilities and shareholders’ equity (deficit)	$266,126,085	$266,533,808

See accompanying notes to the unaudited consolidated financial statements.

ANGEL POND HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30, 2022	For the Period from January 18, 2021 (Date of Inception) through June 30, 2021
	2022	2021

Formation costs and other operating expenses	$935,851	$788,275	$1,245,858	$797,122

Loss from operations	(935,851)	(788,275)	(1,245,858)	(797,122)
Other Income:
Interest income	197,864	864	201,573	864
Change in fair value of warrant liability	2,908,943	140,000	4,436,516	140,000
Settlement of deferred underwriters payable	301,639	—	301,639	—

Net income (loss)	$2,472,595	$(647,411)	$3,693,870	$(656,258)

Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	26,551,482	13,461,358	26,551,482	7,515,337
Basic and diluted net income (loss) per ordinary share of Class A redeemable shares	$0.07	$(0.03)	$0.11	$(0.04)
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	6,637,870	7,187,500	6,637,870	7,099,310
Basic and diluted net income ( loss) per share of Class B non-redeemable ordinary shares	$0.07	$(0.03)	$0.11	$(0.04)
See accompanying notes to the unaudited consolidated financial statements.

ANGEL POND HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance - January 18, 2021 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(8,847)	(8,847)

Balance - March 31, 2021	—	—	7,187,500	719	24,281	(8,847)	16,153
Sale of 25,000,000 Units, net of underwriters discount and offering costs	25,000,000	2,500	—	—	227,865,729	—	227,868,229
Ordinary shares subject to redemption	(25,000,000)	(2,500)	—	—	(227,890,010)	(22,108,354)	(250,000,864)
Net loss	—	—	—	—	—	(647,411)	(647,411)

Balance - June 30, 2021	—	$—	7,187,500	$719	$—	$(22,764,612)	$(22,763,893)

Balance - December 31, 2021	—	$—	6,637,870	$664	$—	$(21,582,266)	$(21,581,602)
Ordinary shares subject to redemption	—	—	—	—	—	(3,709)	(3,709)
Net income	—	—	—	—	—	1,221,275	1,221,275

Balance - March 31, 2022	—	—	6,637,870	664	—	(20,364,700)	(20,364,036)
Ordinary shares subject to redemption	—	—	—	—	(197,864)	—	(197,864)
Settlement of underwriters discount liability	—	—	—	—	8,991,380	—	8,991,380
Net income	—	—	—	—	—	2,472,595	2,472,595

Balance - June 30, 2022	—	$—	6,637,870	$664	$8,793,516	$(17,892,105)	$(9,097,925)

See accompanying notes to the unaudited consolidated financial statements.

ANGEL POND HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2022	For the Period from January 18, 2021 (Date of Inception) through June 30, 2021
Cash flow from operating activities:
Net income (loss)	$3,693,870	$(656,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in Trust Account	(201,573)	(864)
Change in fair value of warrant liability	(4,436,516)	(140,000)
Transaction costs allocable to warrant liability	(301,639)	696,077
Changes in operating assets and liabilities:
Prepaid expenses	146,716	(679,646)
Accounts payable and accrued expenses	636,563	—

Net cash used in operating activities	(462,579)	(780,691)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(250,000,000)

Net cash used in investing activities	—	(250,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	245,000,000
Proceeds from sale of Class B ordinary shares	—	25,000
Proceeds from promissory note - related party	—	300,000
Proceeds from sale of Private Placement Warrants	—	7,000,000
Repayment of promissory note - related party	—	(300,000)
Payments of deferred offering costs	—	(534,515)

Net cash provided by financing activities	—	251,490,485

Net change in cash	(462,579)	709,794
Cash at the beginning of the period	487,993	—

Cash at the end of the period	$25,414	$709,794

Non-Cash investing and financing activities:
Initial Classification of Class A shares subject to redemption	$—	$222,188,180
Change in value of Class shares subject to redemption	201,573	48,780
Deferred underwriting fee payable	—	8,750,000
Settlement of deferred underwriting fee payable recorded in additional paid in capital	8,991,380	—
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	—	8,333,333
See accompanying notes to the unaudited consolidated financial statements.

ANGEL POND HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Our only activities from inception to June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering “Initial Public Offering”) and identifying a target company for a business combination. The Company has selected December 31 as its fiscal year end.
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
Going Concern
As of June 30, 2022, the Company had $25,414 in the operating bank account and a working capital deficit of $1,017,529.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by May 20, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These interim condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Angel Pond Holdings Corporation, and its wholly owned subsidiary Mangomill Limited. On March 15, 2022, the Company acquired 100% of the shares of Mangomill Limited, through the assumption of the subscription liability from Enceladus Holding Limited
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $25,414 and 487,993 in cash and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands.
Shares Subject to Possible Redemption
The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
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
Cash Held in Trust Account
At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in a money market and totaled $265,725,803 and $265,524,231, respectively.
Net Income Per Ordinary Share
Basic income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class
method, have been excluded from the calculation of income (loss) per ordinary share for the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022 and for the period from January 18, 2021 (inception) through June 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended June 30, 2022 and 2021 and for the six months ended June 30, 2022 and for the period from January 18, 2021 (inception) through June 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

The following table reflects the calculat
i
on of basic and diluted net loss per share:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022		For the Three Months Ended June 30, 2021		For the Period from January 18, 2021 (Date of Inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted	$1,978,076	$494,519	$2,955,096	$738,774	$(422,061)	$(225,350)	$(333,740)	$(318,788)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	26,551,482	6,637,870	26,551,482	6,637,870	13,461,358	7,187,500	7,515,337	7,099,310
Basic and diluted net income (loss) per share	$0.07	$0.07	$0.11	$0.11	$(0.03)	$(0.03)	$(0.04)	$(0.04)
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
Subsequent Events
Management of the Company evaluates events that have occurred after the balance sheet date of June 30, 2022 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized
subsequent events that would have required adjustment or disclosure in the financial statements.

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
Promissory Note — Related Party
On January 20, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. On May 20, 2021, the $300,000 outstanding under the Note was repaid in full and cancelled.
Related Party Loans
In order to finance transaction costs in connection with a business combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a business combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. No amounts were borrowed under the facility as of June 30, 2022 and December 31, 2021.
Administrative Support Agreement
Commencing on May 20, 2021, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Proposed Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company had incurred and paid $30,000 and $20,000 for the three months ended June 30, 2022 and 2021 and $60,000 and $20,000 for the six months ended June 30, 2022 and for the Period from January 18, 2021 (Date of Inception) through June 30, 2021, respectively.

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
In May 2022, the underwriters terminated their co-placement agreement with the Company and agreed to forfeit the deferred underwriters’ fee they were entitled to. As a result of the forfeiture, the Company recognized the settlement of the liability and recognized income of $301,639 and an increase of $8,793,516 in additional paid in capital.
Placement Agents Engagement
On January 10, 2022, the Company and MariaDB engaged J.P. Morgan Securities LLC and Angel Pond Capital LLC, an affiliate of the Sponsor, as joint placement agents for proposed private placements in connection with the Proposed Business Combination (as defined in Note 10). The Company and MariaDB agreed to pay $2 million placement agent fees contingent upon the closing of the Proposed Business Combination. The Company had not incurred nor paid any such fees as of June 30, 2022. The agreement associated with this engagement expired on May 18, 2022.
On March 17, 2022, the Company engaged Angel Pond Capital LLC as placement agent for proposed private placements in connection with the Proposed Business Combination. The Company has agreed to pay certain placement agent fees in connection with the engagement. The agreement associated with this engagement was terminated on June 21, 2022.
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

•
upon not less than 30 days’ prior written notice of redemption to each warrant holder; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table in “Warrants— Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $10.00” based on the redemption date and the “fair market value” of the Class A Ordinary Shares;

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
At June 30, 2022 and December 31, 2021, there were 8,850,494 whole Public Warrants and 7,310,297 Private Placement Warrants outstanding, respectively, with an aggregate
fair value of $8,080,396 and $12,516,912, respectively.
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
The Company believes that the adjustments to the exercise price of the warrants are
based on a variable that is not an input to the fair value of a
“fixed-for-fixed”
option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting.
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
NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Shares
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue up to 500,000,000 shares of Class A, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 0 Class A Ordinary Shares issued or outstanding, (excluding 26,551,482 Class A shares subject to possible redemption).
Class
 B Ordinary Shares —
The Company is authorized to issue up to 50,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,637,870 Class B Ordinary Shares issued and outstanding.
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

	Level	June 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$265,527,940	$265,524,231
Liabilities:
Public Warrants	1	$4,425,247	$6,814,880
Private Placement Warrants	2	$3,655,149	$5,702,032
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

Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker POND. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.
As
of June 30, 2022 and December 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $11.0 and $12.5 million, based on the closing price of POND on those dates of $9.81 and $9.67, respectively.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 18, 2021	$—	$—	$—
Initial Measurement on May 20, 2021	7,210,000	8,333,333	15,543,333
Change in valuation inputs or other assumptions (1)(2)	(1,507,968)	(1,518,453)	(3,026,421)
Fair value as of December 31, 2021	5,702,032	6,814,880	12,516,912
Change in valuation inputs or other assumptions (1)(2)	(2,046,883)	(2,389,633)	(4,436,516)
Fair value as of June 30, 2022	3,655,149	4,425,247	8,080,396

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
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

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) the APHC Available Cash (as defined in the Merger Agreement) shall not be less than $100,000,000, (ii) approval of the Proposed Business Combination by the respective shareholders of the Company and MariaDB, (iii) the consummation of a private placement pursuant to the Subscription Agreements (as defined below) for an aggregate purchase price of $18,200,000 (the “PIPE Investment”), (iii) the sum of cash in the Trust Account (after giving effect to the APHC Share Redemptions (as defined in the Merger Agreement) but without giving effect to the payment of transaction expenses) and any Additional PIPE Investment Amount (as defined in the Merger Agreement) shall be at least $15,000,000, (iv) effectiveness of the registration statement on Form
S-4
to be filed by Irish Holdco in connection with the Proposed Business Combination, (v) receipt of applicable regulatory approvals, receipt of conditional approval for listing on the NYSE the Irish Holdco Ordinary Shares, and (vi) the absence of any applicable law or order restraining, prohibiting or imposing any condition on the consummation of the closing of the Proposed Business Combination (the “Closing”).
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
On March 15, 2022, the Company acquired 100% of the shares of Irish Holdco, through the assumption of the subscription liability from Enceladus Holding Limited.
On June 22, 2022, Irish Holdco, a wholly owned subsidiary of the Company, filed a registration statement on Form
S-4
with the SEC.

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

Results of Operations
For the three months and six months ended June 30, 2022, we had a net income of $2,472,595 and $3,693,870 which consists of formation costs and operating costs of $935,851 and $1,245,859, interest income of $197,864 and $201,573 on monies held in our Trust Account (as defined below), income related to the change in fair value of the warrant liability of $2,908,943 and $4,436,516, and income from settlement of deferred underwriters fee payable of $301,639 and $301,639 respectively. For the three months ended June 30, 2021 and for the period from January 18, 2021 (date of inception) through June 30, 2021, we had a net loss of $(647,411) and $(656,258), which consists of formation costs and operating costs of $788,275 and $608,252, interest income of $864 and $864, and income related to the change in the fair value of the warrant liability of $140,000 and $140,000, respectively.
Liquidity and Capital Resources
On May 20, 2021, we consummated our Initial Public Offering in which we sold 25,000,000 Units at $10.00 per Unit generating gross proceeds of $250,000,000 before underwriting fees and expenses. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,000,000 Private Placement Warrants at $1.00 per Private Placement Warrant to our Sponsor, generating gross proceeds of $7,000,000. On June 30, 2021, the underwriters partially exercised their over-allotment option, and on July 2, 2021, the underwriters purchased 1,551,482 Units (the “Over- Allotment Units”) at an offering price of $10.00 per unit, generating gross proceeds to the Company of $15,514,820. Simultaneously with the sale of the Over-Allotment Units, the Company completed a private placement with the Sponsor for an additional 310,297 warrants at a price of $1.00 per warrant (the “Additional Private Placement Warrants”), generating gross proceeds of $310,297.
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
As of June 30, 2022, we have available to us $25,414 of cash on our balance sheet and working capital deficit of $1,017,529. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

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
assets.
Contractual Obligations
At June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
The underwriters were paid a cash underwriting fee of 2% of gross proceeds of the Initial Public Offering, or $5,000,000. In addition, the underwriters are entitled to aggregate deferred underwriting commissions of $8,750,000 consisting of 3.5% of the gross proceeds of the Initial Public Offering. With the partial exercise of the over-allotment option, the underwriters were paid a cash underwriting fee of 2% of gross proceeds, or $310,297, and were entitled to an additional deferred underwriting commission of $9,293,019. The deferred underwriters’ fee was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement by and between the Company, Goldman Sachs (Asia) L.L.C. and J.P. Morgan Securities LLC. In May 2022, the underwriters terminated their co-placement
agreement with the Company and agreed to forfeit the deferred underwriters’ fee they were entitled to.
On January 10, 2022, the Company and MariaDB engaged J.P. Morgan Securities LLC and Angel Pond Capital LLC, an affiliate of the Sponsor, as joint placement agents for proposed private placements in connection with the Proposed Business Combination (as defined in Note 10). The Company and MariaDB agreed to pay $2 million placement agent fees contingent upon the closing of the Proposed Business Combination. The Company had not incurred nor paid any such fees as of June 30, 2022. The agreement associated with this engagement expired on January 31, 2022.
On March 17, 2022, the Company engaged Angel Pond Capital LLC as placement agent for proposed private placements in connection with the Proposed Business Combination. The Company has agreed to pay certain placement agent fees in connection with the engagement. The agreement associated with this engagement was terminated on June 21, 2022.
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

Net Income (Loss) Per Ordinary Share
Basic income (loss) per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class
method, have been excluded from the calculation of income per ordinary share for the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022 and for the period from January 18, 2021 (inception) through June 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended June 30, 2022 and 2021 and for the six months ended June 30, 2022 and for the period from January 18, 2021 (inception) through June 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.
The following table reflects the calculation of basic and diluted net loss per share:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022		For the Three Months Ended June 30, 2021		For the Period from January 18, 2021 (Date of Inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted	$1,978,076	$494,519	$2,955,096	$738,774	$(422,061)	$(225,350)	$(333,740)	$(318,788)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	26,551,482	6,637,870	26,551,482	6,637,870	6,250,000	7,187,500	7,515,337	7,099,310
Basic and diluted net income (loss) per share	$0.07	$0.07	$0.11	$0.11	$(0.03)	$(0.03)	$(0.04)	$(0.04)
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

Ordinary shares subject to possible redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Recent Accounting Pronouncements
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Through June 30, 2022, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on January 18, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the restatement of our May 20, 2021 balance sheet and the financial statements as of and for the period ended June 30, 2021 (the “restatements”) related to the classification of redeemable Class A Shares, which, constitutes a material weakness in our internal control over financial reporting.
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
As a result, included on our balance sheet as of June 30, 2022 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1 *	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase**

101.LAB	Inline XBRL Taxonomy Label Linkbase**

101.DEF	Inline XBRL Definition Linkbase Document**

101.PRE	Inline XBRL Definition Linkbase Document**

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEL POND HOLDINGS CORPORATION

Date: August 15, 2022	/s/ Theodore T. Wang
	Name:	Theodore Wang
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	/s/ Hanchen Jin
	Name:	Hanchen Jin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)