Form 10-K/A
period 2021-12-31
Angel Pond Holdings Corp
filed 2022-08-29
CIK 1842430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
1
0-K/A

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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This amendment is being filed to revise typographical errors in the table set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 of the Form
10-K
for the fiscal year ended December 31, 2021 and filed with the Securities and Exchange Commission on March 15, 2022 (the “Form
10-K”).
This Amendment revises the presentation of certain information regarding beneficial ownership of the Company’s Class B Ordinary Shares and corrects the typographical error by replacing “Class A Ordinary Shares” with “Class B Ordinary Shares”. Except as expressly set forth herein, no other portion of the Form
10-K
is being amended and this amendment does not reflect any events occurring after the filing of the Form
10-K.

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
In the table below, beneficial ownership is based on 33,189,352 ordinary shares, which includes 26,551,482 Class A Ordinary Shares and 6,637,870 Class B Ordinary Shares outstanding as of March 15, 2022. Voting power represents the combined voting power of Class A Ordinary Shares and Class B Ordinary Shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A Ordinary Shares and the Class B Ordinary Shares vote together as a single class. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one
basis. The table below does not include the Class A Ordinary Shares underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class B Ordinary Shares		Approximate Percentage
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Outstanding Ordinary Shares
Angel Pond Partners LLC (our sponsor)(2)(3)	6,592,870	99.3%	19.9%
Theodore T. Wang(3)(4)	6,592,870	99.3%	19.9%
Shihuang “Simon” Xie(3)(4)	6,592,870	99.3%	19.9%
Mary Ann Cloyd	22,500	*	*
William A. Houlihan	22,500	*	*
Linden Capital L.P.(6)	—	—	—
All directors and executive officers as a group (3 individuals)(3)(4)	6,637,870	100%	20.0%

*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following is 45 East 85 th Street, 9E, New York, NY 10028.
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

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules
EXHIBIT INDEX

Exhibit No.	Description

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101**

**	Filed herewith

SIGNATURES
Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 2 9 , 2022	Angel Pond Holdings Corporation

	By:	/s/ Theodore T. Wang
	Name:	Theodore T. Wang
	Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Theodore T. Wang	Chief Executive Officer and Chairman	August 2 9 , 2022
Theodore T. Wang	(Principal Executive Officer)

/s/ Hanchen Jin	Chief Financial Officer	August 2 9 , 2022
Hanchen Jin	(Principal Financial and Accounting Officer)

/s/ William A. Houlihan	Director	August 2 9 , 2022
William A. Houlihan

/s/ Samuel L. Milbank	Director	August 29, 2022
Samuel L. Milbank

/s/ Mary Ann Cloyd	Director	August 29, 2022
Mary Ann Cloyd