Form 10-Q
period 2022-09-30
Angel Pond Holdings Corp
filed 2022-11-14
CIK 1842430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number: 001-40382

ANGEL POND HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

590 Madison Avenue, 21st Floor
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of November 14, 2022, there were 26,551,482 shares of the Company’s Class A ordinary shares, par value $0.0001 (the “Class A Shares”) and 6,637,870 shares of the Company’s Class B ordinary shares, par value $0.0001 issued and outstanding (the “Class B Shares”).

ANGEL POND HOLDINGS CORPORATION

		Page
PART I - FINANCIAL INFORMATION:
Item 1.	Consolidated Financial Statements:	1
	Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021 and for period from January 18, 2021 (date of inception) through September 30, 2021 (Unaudited)	2
	Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for three and nine months ended September 30, 2022 and the three months ended September 30, 2021 and for period from January 18, 2021 (date of inception) through September 30, 2021 (Unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 18, 2021 (date of inception) through September 30, 2021 (Unaudited)	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II - OTHER INFORMATION:
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	27
Item 6.	Exhibits	27

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ANGEL POND HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$128,313	$487,993
Prepaid expenses	263,538	521,584

Total current assets	391,851	1,009,577
Cash and marketable securities held in Trust Account	267,379,265	265,524,231

Total assets	$267,771,116	$266,533,808

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,460,198	$781,248
Note payable—related party	150,000	—

Total current liabilities	1,610,198	781,248
Warrant liability	4,332,610	12,516,912
Deferred underwriting fee payable	—	9,293,019

Total liabilities	5,942,808	22,591,179

Commitments and Contingencies
Ordinary Shares subject to possible redemption, 26,551,482 shares at September 30, 2022 and December 31, 2021, at redemption value	267,379,265	265,524,231

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 issued and outstanding (excluding 26,551,482 Class A ordinary shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 S hare s authorized; 6,637,870 shares issued and outstanding	664	664
Additional paid in capital	7,140,054	—
Accumulated deficit	(12,691,675)	(21,582,266)

Total stockholders’ equity (deficit)	(5,550,957)	(21,581,602)

Total liabilities and shareholders’ equity (deficit)	$267,771,116	$266,533,808

See accompanying notes to the unaudited consolidated financial statements.

ANGEL POND HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2022	For the Period from January 18, 2021 (Date of Inception) through September 30, 2021
	2022	2021

Formation costs and other operating expenses	$200,818	$224,746	$1,446,676	$1,021,868

Loss from operations	(200,818)	(224,746)	(1,446,676)	(1,021,868)
Other Income:
Interest income	1,653,462	3,341	1,855,035	4,205
Change in fair value of warrant liability	3,747,786	3,399,973	8,184,302	3,539,973
Settlement of deferred underwriters payable	—	—	301,639	—

Net income	$5,200,430	$3,178,568	$8,894,300	$2,522,310

Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	26,551,482	26,517,754	26,551,482	14,314,974
Basic and diluted net income per ordinary share of Class A redeemable shares	$0.16	$0.10	$0.27	$0.12
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	6,637,870	6,649,818	6,637,870	6,994,271
Basic and diluted net income per share of Class B non-redeemable ordinary shares	$0.16	$0.10	$0.27	$0.12
See accompanying notes to the unaudited consolidated financial statements.

ANGEL POND HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - January 18, 2021 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(8,847)	(8,847)

Balance - March 31, 2021	—	—	7,187,500	719	24,281	(8,847)	16,153
Sale of 25,000,000 Units, net of underwriters discount and offering costs	25,000,000	2,500	—	—	227,865,729	—	227,868,229
Ordinary shares subject to redemption	(25,000,000)	(2,500)	—	—	(227,890,010)	(22,108,354)	(250,000,864)
Net loss	—	—	—	—	—	(647,411)	(647,411)

Balance - June 30, 2021	—	—	7,187,500	719	—	(22,764,612)	(22,763,893)
Option for sale of 1,551,482 units, net of underwriters discount	1,551,482	155	—	—	14,172,347	—	14,172,502
Forfeiture of Class B ordinary shares	—	—	(549,630)	(55)	55	—	—
Ordinary shares subject to redemption	(1,551,482)	(155)	—	—	(14,172,402)	(1,345,604)	(15,518,161)
Net income	—	—	—	—	—	3,178,568	3,178,568

Balance - September 30, 2021	—	$—	6,637,870	$664	$—	$(20,931,648)	$(20,930,984)

Balance - December 31, 2021	—	$—	6,637,870	$664	$—	$(21,582,266)	$(21,581,602)
Ordinary shares subject to redemption	—	—	—	—	—	(3,709)	(3,709)
Net income	—	—	—	—	—	1,221,275	1,221,275

Balance - March 31, 2022	—	—	6,637,870	664	—	(20,364,700)	(20,364,036)
Ordinary shares subject to redemption	—	—	—	—	(197,864)	—	(197,864)
Settlement of Underwriters discount liability	—	—	—	—	8,991,380	—	8,991,380
Net income	—	—	—	—	—	2,472,595	2,472,595

Balance - June 30, 2022	—	—	6,637,870	664	8,793,516	(17,892,105)	(9,097,925)
Ordinary shares subject to redemption	—	—	—	—	(1,653,462)	—	(1,653,462)
Net income	—	—	—	—	—	5,200,430	5,200,430

Balance - September 30, 2022	—	$—	6,637,870	$664	$7,140,054	$(12,691,675)	$(5,550,957)

See accompanying notes to the unaudited consolidated financial statements.

ANGEL POND HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2022	For the Period from January 18, 2021 (Date of Inception) through September 30, 2021
Cash flow from operating activities:
Net income	$8,894,300	$2,522,310
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in Trust Account	(1,855,035)	(4,205)
Change in fair value of warrant liability	(8,184,302)	(3,539,973)
Transaction costs allocable to warrant liability	(301,639)	733,547
Changes in operating assets and liabilities:
Prepaid expenses	258,046	(579,603)
Accounts payable and accrued expenses	678,950	13,775

Net cash used in operating activities	(509,680)	(854,149)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(265,514,820)

Net cash used in investing activities	—	(265,514,820)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	260,204,522
Proceeds from sale of Class B ordinary shares	—	25,000
Proceeds from promissory note - related party	150,000	300,000
Proceeds from sale of Private Placement Warrants	—	7,310,297
Repayment of promissory note - related party	—	(300,000)
Payments of deferred offering costs	—	(534,515)

Net cash provided by financing activities	150,000	267,005,304

Net change in cash	(359,680)	636,335
Cash at the beginning of the period	487,993	—

Cash at the end of the period	$128,313	$636,335

Non-Cash investing and financing activities:
Initial Classification of Class A shares subject to redemption	$—	$265,514,820
Change in value of Class shares subject to redemption	1,855,035	4,205
Deferred underwriting fee payable	—	9,293,019
Settlement of deferred underwriting fee payable recorded in additional paid in capital	8,991,380	—
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	—	8,850,494
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
Our only activities from inception to September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering “Initial Public Offering”) and identifying a target company for a business combination. The Company has selected December 31 as its fiscal year end.
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
Going Concern
As of September 30, 2022, the Company had $128,313 in the operating bank account and a working capital deficit of $1,218,347.
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
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by May 20, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Angel Pond Holdings Corporation, and its wholly owned subsidiary Mangomill Limited. On March 15, 2022, the Company acquired 100% of the shares of Mangomill Limited, through the assumption of the subscription liability from Enceladus Holding Limited.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $128,313 and $487,993 in cash and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands.
Shares Subject to Possible Redemption
The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
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
Cash and Marketable Securities Held in Trust Account
As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $267,379,265 and $265,524,231 in investments held in the Trust Account as of September 30, 2022 and December 31, 2021, respectively.
Net Income Per Ordinary Share
Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from January 18, 2021 (inception) through September 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended September 30, 2022 and 2021 and for the nine months ended September 30, 2022 and for the period from January 18, 2021 (inception) through September 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

The following table reflects the calculation of basic and diluted net income
per share:

	For the Three Months Ended September 30, 2022		For the nine Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Period from January 18, 2021 (Date of Inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Basic and diluted net income per share
Numerator:
Allocation of net income, as adjusted	$4,160,344	$1,040,086	$7,115,440	$1,778,860	$2,541,292	$637,276	$1,694,420	$827,890
Denominator:
Basic and diluted weighted average ordinary shares outstanding	26,551,482	6,637,870	26,551,482	6,637,870	26,517,754	6,649,818	14,314,974	6,994,271
Basic and diluted net income per share	$0.16	$0.16	$0.27	$0.27	$0.10	$0.10	$0.12	$0.12
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
Subsequent Events
Management of the Company evaluates events that have occurred after the balance sheet date of September 30, 2022 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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
Promissory Notes — Related Party
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
On August 30, 2022, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for expenses of the Company pursuant to a promissory note (the “August 2022 Promissory Note”).
This loan is non-interest bearing and is to be forgiven upon the consummation of the Business Combination. If the loan is not forgiven, the unpaid principal balance on such loan will be payable by MariaDB Corporation Ab, a Finnish private limited liability company (“MariaDB”) upon the earlier of (i) the termination of the BCA in accordance with its terms, and (ii) upon the winding-up of the Company. As of September 30, 2022, the
 $150,000 in
loan amounts was outstanding under the August 2022 Promissory Note.
Related Party Loans
In order to finance transaction costs in connection with a business combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a business combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. $150,000 and $0 was borrowed under the facility as of September 30, 2022 and December 31, 2021, respectively.
On September 14, 2022, Mangomill plc (“
Mangomill
” or “Irish Holdco”), a wholly-owned subsidiary of the Company, and the Sponsor signed an intra-group loan agreement (the “
Loan Agreement
”) whereby the Sponsor shall make available to Mangomill a loan facility in an aggregate amount of EUR263,063.50 to be advanced upon Mangomill’s written request at any time between the date of the Loan Agreement and the time and date on which the cross-border merger of MariaDB with and into Mangomill becomes effective (the “
Effective Time
”). The Note is
non
-interest bearing and is payable on the Sponsor’s written demand to Mangomill, or in absence of such prior demand, all outstanding principal will be due and payable to the Sponsor on the Effective Time. As of September 30, 2022 and December 31, 2021, no amounts were borrowed under the facility.

The issuance of the Loan Agreement was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933.
Administrative Support Agreement
Commencing on May 20, 2021, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Proposed Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company had incurred and paid $30,000 and $30,000 for the three months ended September 30, 2022 and 2021 and $90,000 and $50,000 for the nine months ended September 30, 2022 and for the Period from January 18, 2021 (Date of Inception) through September 30, 2021, respectively.

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
Placement Agents Engagement
On January 10, 2022, the Company and MariaDB engaged J.P. Morgan Securities LLC and Angel Pond Capital LLC, an affiliate of the Sponsor, as joint placement agents for proposed private placements in connection with the Proposed Business Combination (as defined in Note 10). The Company and MariaDB agreed to pay $2 million placement agent fees contingent upon the closing of the Proposed Business Combination. The Company had not incurred nor paid any such fees as of September 30, 2022. The agreement associated with this engagement expired on May 18, 2022.
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
At September 30, 2022 and December 31, 2021, there were 8,850,494 whole Public Warrants and 7,310,297 Private Placement Warrants outstanding, respectively, with an aggregate fair value of $4,332,610 and $12,516,912, respectively.
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
NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Shares
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. At September 30, 2022 and
December 31, 2021, there were no preferred shares issued or outstanding.
Class A Ordinary Shares
— The Company is authorized to issue up to 500,000,000 shares of Class A, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 0 Class A Ordinary Shares issued or outstanding, (excluding 26,551,482 Class A shares subject to possible redemption).
Class B Ordinary Shares
— The Company is authorized to issue up to 50,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,637,870 Class B Ordinary Shares issued and outstanding.
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

	Level	September 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$267,379,265	$265,524,231
Liabilities:
Public Warrants	1	$2,212,624	$6,814,880
Private Placement Warrants	2	$2,119,986	$5,702,032
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

Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker POND. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.
As of September 30, 2022 and December 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $4.3 and $12.5 million, based on the closing price of POND on those dates of $9.83 and $9.67, respectively.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 18, 2021	$—	$—	$—
Initial Measurement on May 20, 2021	7,210,000	8,333,333	15,543,333
Change in valuation inputs or other assumptions (1)(2)	(1,507,968)	(1,518,453)	(3,026,421)
Fair value as of December 31, 2021	5,702,032	6,814,880	12,516,912
Change in valuation inputs or other assumptions (1)(2)	(3,582,046)	(4,602,256)	(8,184,302)
Fair value as of September 30, 2022	2,119,986	2,212,624	4,332,610

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
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

NOTE 10. PROPOSED BUSINESS COMBINATION
On January 31, 2022, the Company entered into a Business Combination Agreement (the “Merger Agreement”) by and between the Company, Mangomill plc, a public limited company incorporated in Ireland (“Irish Holdco”), Meridian MergerSub Inc., a Cayman Islands exempted company and a wholly owned subsidiary of Irish Holdco (“Merger Sub”), and MariaDB.
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

In connection with the Proposed Business Combination, the Company has entered into and will also enter into the following agreements:

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

•
Registration Rights Agreements with certain equity holders of MariaDB and certain of our shareholders, pursuant to which, among other things, Irish Holdco will be required to file, within 30 days after the Closing, a registration statement to register the resale of certain securities of Irish Holdco held by such MariaDB and Company shareholders, who will also have customary demand and “piggyback” registration rights, subject to certain requirements and customary conditions. 2022.

The Merger Agreement and related agreements are further described in the Current Report on Form 8-K filed by the Company on February 1,
On March 15, 2022, the Company acquired 100% of the shares of Irish Holdco, through the assumption of the subscription liability from Enceladus Holding Limited.
On June 22, 2022, Irish Holdco filed a registration statement on Form S-4 with the SEC, which was declared effective on October 24, 2022.

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

Results of Operations

For the three months and nine months ended September 30, 2022, we had a net income of $5,200,430 and $8,894,300 which consists of formation costs and operating costs of $200,818 and $1,446,676, interest income of $1,653,462 and $1,855,035 on investments held in our Trust Account (as defined below), income related to the change in fair value of the warrant liability of $3,747,786 and $8,184,302, and income from settlement of deferred underwriters fee payable of $0 and $301,639 respectively. For the three months ended September 30, 2021 and for the period from January 18, 2021 (date of inception) through September 30, 2021, we had a net income of $3,178,568 and $2,522,310, which consists of formation costs and operating costs of $224,746 and $1,021,868, interest income of $3,341 and $4,205, and income related to the change in the fair value of the warrant liability of $3,399,973 and $3,539,973, respectively.

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

As of September 30, 2022, we have available to us $128,313 of cash held outside of the trust account on our balance sheet and working capital deficit of $1,218,347. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a business combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a business combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. $150,000 and $0 was borrowed under the facility as of September 30, 2022 and December 31, 2021, respectively.

On August 30, 2022, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for expenses of the Company pursuant to a promissory note (the “August 2022 Promissory Note”) . This loan is non-interest bearing and is to be forgiven upon the consummation of the Business Combination. If the loan is not forgiven, the unpaid principal balance on such loan will be payable by MariaDB. As of the date of this proxy statement/prospectus, there are $150,000 in loan amounts outstanding under the August 2022 Promissory Note.

On September 14, 2022, Mangomill and the Sponsor signed an intra-group loan agreement (the “Loan Agreement”) whereby the Sponsor shall make available to Mangomill a loan facility in an aggregate amount of EUR263,063.50 to be advanced upon Mangomill’s written request at any time between the date of the Loan Agreement and the time and date on which the cross-border merger of MariaDB Corporation Ab with and into Mangomill becomes effective (the “Effective Time”). The Note is non-interest bearing and is payable on the Sponsor’s written demand to Mangomill, or in absence of such prior demand, all outstanding principal will be due and payable to the Sponsor on the Effective Time. As of September 30, 2022 and December 31, 2021, no amounts were borrowed under the facility.

The issuance of the Loan Agreement was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933.

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

Contractual Obligations

At September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

On January 10, 2022, the Company and MariaDB engaged J.P. Morgan Securities LLC and Angel Pond Capital LLC, an affiliate of the Sponsor, as joint placement agents for proposed private placements in connection with the Proposed Business Combination (as defined in Note 10). The Company and MariaDB agreed to pay $2 million placement agent fees contingent upon the closing of the Proposed Business Combination. The Company had not incurred nor paid any such fees as of September 30, 2022. The agreement associated with this engagement expired on January 31, 2022. In May 2022, J.P. Morgan Securities LLC also agreed to forfeit any placement agent fees they were entitled to upon the closing of the Proposed Business Combination.

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

Net Income Per Ordinary Share

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from January 18, 2021 (inception) through September 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended September 30, 2022 and 2021 and for the nine months ended September 30, 2022 and for the period from January 18, 2021 (inception) through September 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

The following table reflects the calculation of basic and diluted net income per share:

	For the Three Months Ended September 30, 2022		For the nine Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Period from January 18, 2021 (Date of Inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income, as adjusted	$4,160,344	$1,040,086	$7,115,440	$1,778,860	$2,541,292	$637,276	$1,694,420	$827,890
Denominator:
Basic and diluted weighted average ordinary shares outstanding	26,551,482	6,637,870	26,551,482	6,637,870	26,517,754	6,649,818	14,314,974	6,994,271
Basic and diluted net income per share	$0.16	$0.16	$0.27	$0.27	$0.10	$0.10	$0.12	$0.12

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through September 30, 2022, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on January 18, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the restatement of our May 20, 2021 balance sheet and the financial statements as of and for the period ended June 30, 2021 (the “restatements”) related to the classification of redeemable Class A Shares, which, constitutes a material weakness in our internal control over financial reporting.

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

As a result, included on our balance sheet as of September 30, 2022 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On May 20, 2021, we completed the private sale of an aggregate of 7,000,000 Private Placement Warrants at a price of $1.00 per warrant to the Sponsor generating gross proceeds to the Company of $7,000,000. On July 2, 2021, simultaneously with the sale of the Over-Allotment Units, the Company completed a private placement with the Sponsor for an additional 310,297 warrants at a price of $1.00 per warrant, generating gross proceeds of $310,297.Each whole Warrant entitles the holder thereof to purchase one Class A ordinary share for $11.50 per share. This purchase took place on a private placement basis simultaneously with the completion of our Initial Public Offering. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. On July 2, 2021, 549,630 Class B ordinary shares were forfeited for no consideration as a result of a partial exercise of the over-allotment option.

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

ANGEL POND HOLDINGS CORPORATION

Date: November 14, 2022	/s/ Theodore T. Wang
	Name:	Theodore Wang
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	/s/ Hanchen Jin
	Name:	Hanchen Jin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)